Form 10-Q
period 1995-03-31
CITIZENS SECURITY GROUP INC /MN/
filed 1995-05-15
CIK 802971

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission file number  0-15421

                          CITIZENS SECURITY GROUP INC.
             (Exact name of registrant as specified in its charter)

                    Minnesota                                  41-1564371
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)

       406 Main Street, Red Wing, Minnesota                    55066
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code     612-388-7171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No
                                          -----       -----

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on May 11, 1995, was 1,661,585.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                     (Unaudited)
                                                                      March 31,    December 31,
                                                                        1995           1994
                                                                     -----------   ------------

                                     Assets
                                     ------
Investments:
   Fixed maturities, at market (amortized cost of $34,489,836
     and $34,153,963, respectively). . . . . . . . . . . . . . .     $33,329,587    $31,850,909
   Equity securities, at market (cost of $657,160 and
     $646,597, respectively) . . . . . . . . . . . . . . . . . .         701,178        689,088
   Short-term investments. . . . . . . . . . . . . . . . . . . .       1,939,790      1,621,674
                                                                     -----------    -----------
         Total investments . . . . . . . . . . . . . . . . . . .      35,970,555     34,161,671
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         291,555      1,099,677
Receivables:
   Insurance premiums receivable . . . . . . . . . . . . . . . .       7,297,182      7,238,448
   Reinsurance recoverable . . . . . . . . . . . . . . . . . . .       4,295,086      3,826,444
   Due from Citizens Mutual. . . . . . . . . . . . . . . . . . .         318,700          -
                                                                     -----------    -----------
         Total receivables . . . . . . . . . . . . . . . . . . .      11,910,968     11,064,892
Deferred policy acquisition costs. . . . . . . . . . . . . . . .       2,264,973      2,298,703
Prepaid reinsurance premiums . . . . . . . . . . . . . . . . . .       2,187,987      2,299,649
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . .       1,332,000      1,684,000
Equipment, at cost less accumulated depreciation . . . . . . . .         793,952        840,625
Accrued investment income. . . . . . . . . . . . . . . . . . . .         509,159        494,943
Excess of cost over net assets acquired. . . . . . . . . . . . .         415,962        451,517
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         218,001        206,259
                                                                     -----------    -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . .     $55,895,112    $54,601,936
                                                                     -----------    -----------
                                                                     -----------    -----------
                       Liabilities and Shareholders' Equity
                       ------------------------------------
Liabilities:
   Reserves for losses and loss adjustment expenses. . . . . . .     $21,954,675    $20,989,736
   Unearned premiums . . . . . . . . . . . . . . . . . . . . . .      15,285,478     15,672,948
   Bank loan payable . . . . . . . . . . . . . . . . . . . . . .       1,418,920      1,518,920
   Unearned compensation . . . . . . . . . . . . . . . . . . . .         464,999        509,999
   Due to Citizens Mutual. . . . . . . . . . . . . . . . . . . .          -             215,850
   Current income taxes payable. . . . . . . . . . . . . . . . .         264,229        118,229
   Other liabilities . . . . . . . . . . . . . . . . . . . . . .       1,449,369      2,027,176
                                                                     -----------    -----------
         Total liabilities . . . . . . . . . . . . . . . . . . .      40,837,670     41,052,858
                                                                     -----------    -----------
Shareholders' equity:
   Preferred stock, $.01 par value; 7.95% Series A; 1,250,000
      shares authorized, issued and outstanding. . . . . . . . .       4,375,000      4,375,000
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 1,661,585 shares issued and outstanding. . . .          16,616         16,616
   Additional paid-in capital. . . . . . . . . . . . . . . . . .       5,097,360      5,097,360
   Unearned compensation . . . . . . . . . . . . . . . . . . . .        (464,999)      (509,999)
   Unrealized depreciation of investments in fixed maturities
       and equity securities, net of related taxes . . . . . . .        (739,374)    (1,492,563)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .       6,772,839      6,062,664
                                                                     -----------    -----------
         Total shareholders' equity. . . . . . . . . . . . . . .      15,057,442     13,549,078
                                                                     -----------    -----------
         Total liabilities and shareholders' equity. . . . . . .     $55,895,112    $54,601,936
                                                                     -----------    -----------
                                                                     -----------    -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income



                                                                            (Unaudited)
                                                                         Three months ended
                                                                              March 31,
                                                                      ------------------------
                                                                         1995          1994
                                                                      ----------    ----------
Revenues:
    Premiums earned. . . . . . . . . . . . . . . . . . . . . . . .    $7,734,904    $6,441,467
    Investment income, less related expenses . . . . . . . . . . .       608,610       518,068
    Realized gains on investments. . . . . . . . . . . . . . . . .         8,784        16,784
    Other income . . . . . . . . . . . . . . . . . . . . . . . . .       138,375       103,228
                                                                      ----------    ----------
            Total revenues . . . . . . . . . . . . . . . . . . . .     8,490,673     7,079,547
                                                                      ----------    ----------

Losses and expenses:
    Losses and loss adjustment expenses incurred . . . . . . . . .     4,844,414     4,385,792
    Policy acquisition costs . . . . . . . . . . . . . . . . . . .     1,349,882     1,243,950
    Interest expense . . . . . . . . . . . . . . . . . . . . . . .        40,376        62,017
    Other operating expenses . . . . . . . . . . . . . . . . . . .     1,102,873       954,605
                                                                      ----------    ----------

            Total losses and expenses. . . . . . . . . . . . . . .     7,337,545     6,646,364
                                                                      ----------    ----------

            Income before income taxes . . . . . . . . . . . . . .     1,153,128       433,183

Income tax expense . . . . . . . . . . . . . . . . . . . . . . . .       356,000        99,000
                                                                      ----------    ----------

            Net income . . . . . . . . . . . . . . . . . . . . . .    $  797,128    $  334,183
                                                                      ----------    ----------
                                                                      ----------    ----------
Weighted average common and common equivalent shares
     outstanding . . . . . . . . . . . . . . . . . . . . . . . . .     1,670,426     2,902,259
                                                                      ----------    ----------

Earnings per common share. . . . . . . . . . . . . . . . . . . . .    $      .43    $      .12
                                                                      ----------    ----------
                                                                      ----------    ----------





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                            (Unaudited)
                                                                         Three months ended
                                                                              March 31,
                                                                      ------------------------
                                                                         1995          1994
                                                                      ----------    ----------
Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  797,128    $  334,183
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Change in:
           Insurance premiums receivable . . . . . . . . . . . . .       (58,734)     (261,704)
           Reinsurance recoverable . . . . . . . . . . . . . . . .      (468,641)     (916,102)
           Due from Citizens Mutual. . . . . . . . . . . . . . . .      (534,550)     (359,016)
           Prepaid reinsurance premiums. . . . . . . . . . . . . .       111,662       107,018
           Deferred policy acquisition costs . . . . . . . . . . .        33,731       (16,303)
           Deferred income taxes . . . . . . . . . . . . . . . . .       (36,000)      (42,000)
           Reserves for losses and loss adjustment expense . . . .       964,939     1,118,487
           Unearned premiums . . . . . . . . . . . . . . . . . . .      (387,470)      216,840
           Income tax payable. . . . . . . . . . . . . . . . . . .       146,000         6,000
           Other liabilities . . . . . . . . . . . . . . . . . . .      (299,055)     (748,983)
        Depreciation and amortization. . . . . . . . . . . . . . .        40,913       157,783
        Realized gains . . . . . . . . . . . . . . . . . . . . . .        (8,784)      (16,784)
        Other, net . . . . . . . . . . . . . . . . . . . . . . . .       (31,537)      (66,054)
                                                                      ----------    ----------
           Net cash provided by (used in) operating activities . .       269,602      (486,635)
                                                                      ----------    ----------
Cash flows from investing activities:
   Proceeds from fixed maturities called or matured. . . . . . . .     1,017,967       800,888
   Proceeds from fixed maturities sold . . . . . . . . . . . . . .       364,243     2,095,203
   Proceeds from equity securities . . . . . . . . . . . . . . . .       -               5,550
   Cost of fixed maturities acquired . . . . . . . . . . . . . . .    (1,627,743)   (2,091,045)
   Cost of equity securities acquired. . . . . . . . . . . . . . .       (10,563)         -
   Cost of equipment acquired. . . . . . . . . . . . . . . . . . .       (37,807)      (37,837)
   Change in payable to investment broker. . . . . . . . . . . . .      (278,752)         -
                                                                      ----------    ----------
           Net cash provided by (used in) investing activities . .      (572,655)      772,759
                                                                      ----------    ----------
Cash flows from financing activities:
   Cost of issuance of Series A preferred stock. . . . . . . . . .       -            (149,728)
   Repayment of bank loan. . . . . . . . . . . . . . . . . . . . .      (100,000)     (100,000)
   Series A preferred stock dividends. . . . . . . . . . . . . . .       (86,953)         -
                                                                      ----------    ----------
           Net cash used in financing activities . . . . . . . . .      (186,953)     (249,728)
                                                                      ----------    ----------
Net increase (decrease) in cash and short-term investments . . . .      (490,006)       36,396
Cash and short-term investments at beginning of period . . . . . .     2,721,351     2,558,277
                                                                      ----------    ----------
Cash and short-term investments at end of period . . . . . . . . .    $2,231,345    $2,594,673
                                                                      ----------    ----------
                                                                      ----------    ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                  Consolidated Statements of Changes in Equity

                                                  (Unaudited)
                                                     Three
                                                  months ended     Year ended
                                                    March 31,      December 31,
                                                      1995            1994
                                                  -----------     ------------
Preferred stock, beginning of period . . . . .    $ 4,375,000     $      -
  Issuance of 7.95% Series A . . . . . . . . .          -            4,375,000
                                                  -----------      -----------

      Preferred stock, end of period . . . . .      4,375,000        4,375,000
                                                  -----------      -----------


Common stock, beginning of period. . . . . . .         16,616           29,116
   Common stock exchanged. . . . . . . . . . .          -              (12,500)
                                                  -----------      -----------

      Common stock, end of period. . . . . . .         16,616           16,616
                                                  -----------      -----------


Additional paid-in capital, beginning
 of period . . . . . . . . . . . . . . . . . .      5,097,360        9,609,674
   Common stock exchanged. . . . . . . . . . .          -           (4,512,314)
                                                  -----------      -----------

      Additional paid-in capital, end
       of period . . . . . . . . . . . . . . .      5,097,360        5,097,360
                                                  -----------      -----------


Unearned compensation, beginning of period . .       (509,999)        (689,998)
   ESOP principal payments . . . . . . . . . .         45,000          179,999
                                                  -----------      -----------

      Unearned compensation, end of period . .       (464,999)        (509,999)
                                                  -----------      -----------


Unrealized appreciation (depreciation),
 beginning of period . . . . . . . . . . . . .     (1,492,563)         641,691
  Change in unrealized appreciation
   (depreciation), net of taxes. . . . . . . .        753,189       (2,134,254)
                                                  -----------      -----------

      Unrealized depreciation, end
       of period . . . . . . . . . . . . . . .       (739,374)      (1,492,563)
                                                  -----------      -----------


Retained earnings, beginning of period . . . .      6,062,664        4,941,985
   Net income. . . . . . . . . . . . . . . . .        797,128        1,381,538
   Series A preferred stock dividend . . . . .        (86,953)        (260,859)
                                                  -----------      -----------

      Retained earnings, end of period . . . .      6,772,839        6,062,664
                                                  -----------      -----------

      Total shareholders' equity . . . . . . .    $15,057,442      $13,549,078
                                                  -----------      -----------
                                                  -----------      -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

                                    Unaudited
                             March 31, 1995 and 1994

(1)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Citizens Security Group Inc. (the "Company") and the Company's wholly owned subsidiaries, Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"), and have been prepared in conformity with generally accepted accounting principles. All significant intercompany balances have been eliminated in consolidation.

The Consolidated Balance Sheet as of March 31, 1995, the related Consolidated Statements of Income and Cash Flows for the three months ended March 31, 1995 and 1994, and the Consolidated Statement of Changes in Equity for the three months ended March 31, 1995, are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of such financial statements have been included. The operating results for the period are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements and notes should be read in conjunction with the financial statements and notes contained in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

(2)  EARNINGS PER COMMON SHARE

Earnings per common share are calculated based on the weighted average number of common and common equivalent shares outstanding and after net income is reduced by dividends on the Company's Series A preferred stock. Declared preferred stock dividends were $86,953 and $0 for the quarter ended March 31, 1995 and 1994, respectively.

(3)  INVESTMENTS

The Company classifies its entire fixed maturity and equity investment portfolios as "available-for-sale." Accordingly, these investments are reported at estimated market value with unrealized gains and losses, net of deferred taxes, recorded in shareholders' equity. Classifying these portfolios as "available-for-sale" does not impact net income.

Short-term investments include investments maturing within one year, money market instruments and mutual funds. Short-term investments with original maturities of three months or less are considered cash equivalents for purposes of the Consolidated Statements of Cash Flows.

Realized gains or losses on sales of investments, based on specific identification of the investments sold, are credited or charged to income. Changes in unrealized appreciation or depreciation resulting from changes in the market value of investments are credited or charged to shareholders' equity, net of deferred income taxes, if any.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


Realized gains on investments were as follows:

                                                       Three months ended
                                                             March 31,
                                                       ----------------------
                                                         1995        1994
                                                       ---------     --------
Fixed maturities . . . . . . . . . . . . . . .         $   8,784     $ 11,234
Equity securities. . . . . . . . . . . . . . .             -            5,550
                                                       ---------     --------
    Realized gains on investments. . . . . . .         $   8,784     $ 16,784
                                                       ---------     --------
                                                       ---------     --------

Change in unrealized appreciation (depreciation) is summarized as follows:

                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                           1995       1994
                                                      ----------  ------------
Equity securities. . . . . . . . . . . . . . .        $    1,527  $   (17,725)
Fixed maturities . . . . . . . . . . . . . . .         1,139,662   (1,123,797)
                                                      ----------  -----------
    Total change in unrealized appreciation
     (depreciation). . . . . . . . . . . . . .        $1,141,189  $(1,141,522)
                                                      ----------  -----------
                                                      ----------  -----------

(4)  FEDERAL INCOME TAXES

The primary objective under the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," is to ensure the deferred tax asset or liability on the balance sheet properly reflects the amount due to or from the government in the future. As a consequence, the portion of the tax expense resulting from the change in the deferred tax asset or liability may not always be consistent with the income reported in the Consolidated Statements of Income.

Some items of revenue and expense included in the Consolidated Statements of Income may not be currently taxable or deductible on income tax returns. Therefore, the income tax assets and liabilities are divided into a current portion, which is the amount attributable to the current year's tax return, and a deferred portion, which is the amount attributable to another year's tax return. The revenue and expense items not currently taxable or deductible are called temporary differences. Income tax expense or benefits are recorded in various places in the Company's financial statements. A summary of these amounts is as follows:

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued

                                                        Three months ended
                                                             March 31,
                                                      -----------------------
                                                        1995          1994
                                                      ---------     ---------
STATEMENTS OF OPERATIONS
 Income tax attributable to operations . . . .        $ 356,000     $  99,000

SHAREHOLDERS' EQUITY
Income tax attributable to unrealized
   appreciation (depreciation) of investments .         388,000      (389,000)
                                                      ---------     ---------
                                                      $ 744,000     $(290,000)
                                                      ---------     ---------
                                                      ---------     ---------

The components of income tax expense related to the income before cumulative effect of accounting change are as follows:

                                                          Three months ended
                                                               March 31,
                                                      -----------------------
                                                        1995           1994
                                                      ---------     ---------
Federal current. . . . . . . . . . . . . . . .        $ 381,000     $ 134,000
Federal deferred . . . . . . . . . . . . . . .          (36,000)      (42,000)
State. . . . . . . . . . . . . . . . . . . . .           11,000         7,000
                                                      ---------     ---------
   Total income tax expense. . . . . . . . . .        $ 356,000     $  99,000
                                                      ---------     ---------
                                                      ---------     ---------

Federal income tax expense is less than the U. S. Federal income tax rate of 34 percent applied to income before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                        Three months ended
                                                             March 31,
                                                      -----------------------
                                                        1995          1994
                                                      ---------     ---------
Tax expense calculated at the Federal rate . .        $ 392,064     $ 147,282
Reduction attributable to nontaxable
 investment income (municipal bond
    interest and domestic dividends) . . . . .          (38,560)      (45,079)
State tax expense. . . . . . . . . . . . . . .            7,260         4,950
Other. . . . . . . . . . . . . . . . . . . . .           (4,764)       (8,153)
                                                      ---------     ---------
    Total income tax expense . . . . . . . . .        $ 356,000     $  99,000
                                                      ---------     ---------
                                                      ---------     ---------

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                     March 31,     December 31,
                                                       1995           1994
                                                      ---------     ---------
DEFERRED TAX ASSETS
Loss reserves. . . . . . . . . . . . . . . . .       $1,038,563    $1,009,292
Unearned premium reserves. . . . . . . . . . .          890,629       909,687
Unrealized depreciation of investments . . . .          380,587       768,591
Other. . . . . . . . . . . . . . . . . . . . .           18,221        14,733
                                                      ---------     ---------
   Total gross deferred tax assets . . . . . .        2,328,000     2,702,000
                                                      ---------     ---------

DEFERRED TAX LIABILITIES
Deferred acquisition costs . . . . . . . . . .          770,091       781,559
Excess of cost over net assets acquired. . . .          134,403       145,383
Prepaid expenses . . . . . . . . . . . . . . .           37,119        38,084
Other. . . . . . . . . . . . . . . . . . . . .           54,387        52,974
                                                      ---------     ---------
   Total gross deferred tax liabilities. . . .          996,000     1,018,000
                                                      ---------     ---------
   Net deferred income tax assets. . . . . . .       $1,332,000    $1,684,000
                                                      ---------     ---------
                                                      ---------     ---------


The Company has determined it is not necessary to establish a valuation allowance for the deferred tax asset as it is more likely than not the deferred tax asset will be realized principally through future reversal of existing taxable temporary differences and future taxable income.

Income tax payments totaled $245,000 and $136,000 in the first three months of 1995 and 1994, respectively.

(5)  PROPERTY-LIABILITY REINSURANCE AND RELATED RESERVES

Ceded reinsurance involves having other insurance companies agree to share certain risks with the Company. The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept. Reinsurance may be on an individual policy basis or to protect against catastrophic losses.

SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," requires the Company to report balances pertaining to reinsurance transactions "gross" on the balance sheet. The Company now records reinsurance recoverables on unpaid losses and ceded unearned premiums as assets in contrast to the Company's prior practice of netting these amounts against the corresponding liabilities.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued

The Company expects the companies with whom reinsurance is placed to honor their obligations to the Company. In the event these companies are unable to honor their obligations, the Company will pay these amounts. As of December 31, 1994, approximately 66 percent and 77 percent of the total reinsurance recoverable and prepaid reinsurance premiums, respectively, were with the North American Reinsurance Corporation. That company is rated "A" by A.M. Best Company and "AAA" by Standard and Poor's for its property/liability claims-paying ability. The effect of ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                      1995           1994
                                                     ----------    ----------
Premiums written:
   Direct. . . . . . . . . . . . . . . . . . .       $8,859,719    $7,981,020
   Ceded . . . . . . . . . . . . . . . . . . .        1,400,623     1,215,695
                                                     ----------    ----------
       Net premiums written. . . . . . . . . .       $7,459,096    $6,765,325
                                                     ----------    ----------
                                                     ----------    ----------
Premiums earned:
   Direct. . . . . . . . . . . . . . . . . . .       $8,654,791    $7,764,180
   Ceded . . . . . . . . . . . . . . . . . . .          919,887     1,322,713
                                                     ----------    ----------
       Net premiums earned . . . . . . . . . .       $7,734,904    $6,441,467
                                                     ----------    ----------
                                                     ----------    ----------
Insurance losses and loss adjustment
 expenses:
   Direct. . . . . . . . . . . . . . . . . . .       $5,796,932    $5,743,125
   Ceded . . . . . . . . . . . . . . . . . . .          952,518     1,357,333
                                                     ----------    ----------
       Net insurance losses and loss
        adjustment expenses. . . . . . . . . .       $4,844,414    $4,385,792
                                                     ----------    ----------
                                                     ----------    ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated financial statements and the related notes should be read in conjunction with the following discussion, since they contain important information for evaluation of the Company's financial condition and operating results.

RESULTS OF OPERATIONS

Direct premiums written increased 11.0 percent in the first quarter of 1995 over the first quarter of 1994, mainly because of business growth in Ohio.
Throughout the states in which the Company operates, additional growth is primarily attributable to an increase in policies written for personal automobile, commercial multi-peril and related commercial lines.

Premiums earned increased 20.1 percent in the first quarter of 1995 over the first quarter of 1994. The 1995 earned premiums were positively affected by a $592,398 refund of excess ceded premiums received from the Minnesota Workers' Compensation Reinsurance Association ("MWCRA").

Net investment income was $608,610 for the first quarter of 1995 compared to $518,068 for the first quarter of 1994 mainly due to an increase in invested assets. Realized gains on investments were $8,784 in 1995 compared with $16,784 in 1994.

The Company's loss ratio (loss and loss adjustment expenses incurred to premiums earned) was 62.6 percent in the first quarter of 1995 compared to 68.1 percent in the first quarter of 1994. The Company experienced a 7.6 percent decrease in the number of claims for the three months ended March 31, 1995 compared to the first three months of 1994. First quarter 1994 claims were at a higher level primarily from weather related losses during January 1994 when severe cold weather caused a significant number of frozen pipe claims.

The Company's expense ratio (total operating expenses to premiums earned) for the first quarter of 1995 was 32.2 percent as compared to 35.1 percent for the
first quarter of 1994.    The decrease was mainly due to the $592,398 refund
received from the MWCRA that was reflected in premiums earned for 1995.

Net income for the 1995 period was $797,128, or $.43 per common share, versus $334,183, or $.12 per common share, in the same period in 1994. The MWCRA refund, in addition to accrued interest income associated with such refund, accounted for net income of approximately $410,000, or $.25 per common share, in the first quarter of 1995.

The Company's results of operations are affected by seasonal weather variations. Accordingly, results reflected for any interim period are not necessarily indicative of those to be expected for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance premiums and net investment income. The Company's subsidiaries' funds are generally invested in investment securities. At March 31, 1995, the Company and its subsidiaries held cash and short-term investments of $2,231,345. Management believes these funds provide adequate liquidity for the payment of claims and other short-term cash needs of the subsidiaries.

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan from First Bank National Association, which has subsequently been amended. The principal balance of the bank loan remaining to be paid as of March 31, 1995 was $1,418,920. The current interest rate is 9.5 percent, but the rate is variable and is tied to the prime rate. The Company agreed to certain restrictive covenants which limit the amount of subsequent indebtedness, capital expenditures and business acquisitions.

As a holding company, the Company depends on dividends from Citizens Fund and ICO and fees payable under a Capital Access Fee Agreement to provide funds for bank loan payments, Preferred Stock dividends and other operating expenses.

As of March 31, 1995, the Company had no material commitments for capital expenditures.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on April 18, 1995. A proposal to elect seven members to the Board of Directors to serve for one-year terms until their successors are elected and qualified was submitted to a vote of security holders. The seven directors named in the proposal were Scott S. Broughton, Spencer A. Broughton, David A. Cairns, William C. Ferril, S.B. Foot, III, R. Scott Jones, and Terry A. Lynner. Of the 2,789,336 shares represented at the meeting, shares were voted in the following manner for director nominees: Scott S. Broughton - 2,774,796 shares voted in favor and 14,540 shares were withheld; Spencer A. Broughton - 2,774,896 shares voted in favor and 14,440 shares were withheld; David A. Cairns - 2,774,896 shares voted in favor and 14,440 shares were withheld; William C. Ferril - 2,775,296 shares voted in favor and 14,040 shares were withheld; S.B. Foot, III - 2,775,296 shares voted in favor and 14,040 shares were withheld; R.Scott Jones - 2,775,296 shares voted in favor and 14,040 shares were withheld; and Terry A. Lynner - 2,775,296 shares voted in favor and 14,040 shares were withheld.

A proposal to amend the 1986 Stock Option Plan (a) to extend the term of such plan from September 16, 1996 to September 16, 2006, (b) to increase the number of shares of the Company's Common Stock authorized for issuance from 225,000 to 375,000 and (c) to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended was submitted to a vote of security holders. Of the 2,789,336 shares represented at the meeting, 2,246,438 shares were voted in favor of the proposal, 167,383 shares were voted against the proposal, 9,158 shares abstained from voting on the proposal and there were broker non-votes on 366,357 shares.

A proposal to ratify and approve KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1995, was submitted to a vote of security holders. Of the 2,789,336 shares represented at the meeting, 2,778,206 shares were voted in favor of the proposal, 2,625 shares were voted against the proposal and 8,505 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.


     Exhibit
     Number                                       Description
     ------    -----------------------------------------------------------------

     (10.1)    1995 Employee Bonus Plan

     (10.2)    1986 Stock Option Plan, as restated April 18, 1995

     (10.3) Lease dated April 21, 1995 between Eagle Building, L.L.C. and Citizens Security Mutual Insurance Company

(b)  Reports on Form 8-K.

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CITIZENS SECURITY GROUP INC.
                                                    (Registrant)

Date:    May 11, 1995                        By:  /s/ Scott S. Broughton
                                                  -----------------------------
                                                  Scott S. Broughton
                                                  President, Chief
                                                  Operating Officer (duly
                                                  authorized officer) and
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)

                                 EXHIBIT  INDEX

                                                                       Page
Exhibit                            Description                        Number
- - - - ------    -------------------------------------------------------     ------
(10.1)    1995 Employee Bonus Plan

(10.2)    1986 Stock Option Plan, as restated April 18, 1995

(10.3) Lease dated April 21, 1995 between Eagle Building, L.L.C. and Citizens Security Mutual Insurance Company

(27.1)    Financial Data Schedule