Form 10-Q
period 1995-06-30
CITIZENS SECURITY GROUP INC /MN/
filed 1995-08-14
CIK 802971

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ---------    ---------


                         Commission file number  0-15421

                          CITIZENS SECURITY GROUP INC.
             (Exact name of registrant as specified in its charter)

                     Minnesota                                   41-1564371
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                 Identification No.)

       406 Main Street, Red Wing, Minnesota                       55066
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code     612-388-7171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No
                                          -----       -----

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on August 14, 1995, was 1,661,585.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                                        (Unaudited)
                                                                                                           June 30,   December 31,
                                                                                                             1995        1994
                                                                                                       ------------   ------------
                                               Assets
                                               ------
Investments:
   Fixed maturities, at market (amortized cost of $34,780,651
     and $34,153,963, respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $34,800,089    $31,850,909
   Equity securities, at market (cost of $657,203 and
     $646,597, respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      717,813        689,088
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,855,229      1,621,674
                                                                                                        -----------    -----------
         Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37,373,131     34,161,671
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      135,480      1,099,677
Receivables:
   Insurance premiums receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,187,794      7,238,448
   Reinsurance recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,109,258      3,826,444
   Due from Citizens Mutual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      116,481         -
                                                                                                        -----------    -----------
         Total receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,413,533     11,064,892
Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,306,224      2,298,703
Prepaid reinsurance premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,295,151      2,299,649
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,081,000      1,684,000
Equipment, at cost less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .      722,189        840,625
Accrued investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      549,113        494,943
Excess of cost over net assets acquired. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      380,406        451,517
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      180,505        206,259
                                                                                                        -----------    -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $58,436,732    $54,601,936
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------
                                                Liabilities and Shareholders' Equity
                                                ------------------------------------
Liabilities:
   Reserves for losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . . . . . . . . .  $22,991,347    $20,989,736
   Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,022,542     15,672,948
   Bank loan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,318,920      1,518,920
   Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      419,999        509,999
   Due to Citizens Mutual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -            215,850
   Current income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      153,229        118,229
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,508,562      2,027,176
                                                                                                        -----------    -----------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42,414,599     41,052,858
                                                                                                        -----------    -----------
Shareholders' equity:
   Preferred stock, $.01 par value; 7.95% Series A; 1,250,000
      shares authorized, issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,375,000      4,375,000
   Common stock, $.01 par value; 10,000,000 shares authorized;
      1,661,585 shares issued and outstanding, respectively. . . . . . . . . . . . . . . . . . . . . .       16,616         16,616
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,097,360      5,097,360
   Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (419,999)      (509,999)
   Unrealized appreciation (depreciation) of investments in fixed
       maturities and equity securities, net of related taxes. . . . . . . . . . . . . . . . . . . . .       53,048     (1,492,563)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,900,108      6,062,664
                                                                                                        -----------    -----------
         Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,022,133     13,549,078
                                                                                                        -----------    -----------
         Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . .  $58,436,732    $54,601,936
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                          Three months ended                 Six months ended
                                                                                June 30,                         June 30,
                                                                       ------------------------         --------------------------
                                                                          1995          1994                 1995          1994
                                                                       ----------    ----------         -----------    -----------
Revenues:
    Premiums earned. . . . . . . . . . . . . . . . . . . . . . . . .   $7,378,481    $6,706,933         $15,113,385    $13,148,400
    Investment income, less related
       expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .      606,629       531,235           1,215,239      1,049,303
    Realized gains (losses) on
       investments . . . . . . . . . . . . . . . . . . . . . . . . .       37,649          (404)             46,433         16,380
    Other income . . . . . . . . . . . . . . . . . . . . . . . . . .      138,198       131,449             276,573        234,677
                                                                       ----------    ----------         -----------    -----------
            Total revenues . . . . . . . . . . . . . . . . . . . . .    8,160,957     7,369,213          16,651,630     14,448,760
                                                                       ----------    ----------         -----------    -----------

Losses and expenses:
    Losses and loss adjustment
       expenses incurred . . . . . . . . . . . . . . . . . . . . . .    5,169,615     4,259,929          10,014,029      8,645,721
    Policy acquisition costs . . . . . . . . . . . . . . . . . . . .    1,347,552     1,301,257           2,697,434      2,545,207
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . .       49,206        66,867              89,582        128,884
    Other operating expenses . . . . . . . . . . . . . . . . . . . .    1,293,362       963,295           2,396,235      1,917,900
                                                                       ----------    ----------         -----------    -----------

            Total losses and expenses. . . . . . . . . . . . . . . .    7,859,735     6,591,348          15,197,280     13,237,712
                                                                       ----------    ----------         -----------    -----------

            Income before income taxes . . . . . . . . . . . . . . .      301,222       777,865           1,454,350      1,211,048

Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . .       87,000       220,000             443,000        319,000
                                                                       ----------    ----------         -----------    -----------

                   Net income. . . . . . . . . . . . . . . . . . . .  $   214,222   $   557,865        $  1,011,350  $     892,048
                                                                       ----------    ----------         -----------    -----------
                                                                       ----------    ----------         -----------    -----------

Weighted average common and common
   equivalent shares outstanding . . . . . . . . . . . . . . . . . .    1,690,249     1,674,589           1,687,533      2,287,286
                                                                       ----------    ----------         -----------    -----------

Earnings per common share. . . . . . . . . . . . . . . . . . . . . .  $       .07    $      .28       $         .50  $         .35
                                                                       ----------    ----------         -----------    -----------
                                                                       ----------    ----------         -----------    -----------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                                  (Unaudited)
                                                                                                               Six months ended
                                                                                                                   June 30,
                                                                                                         ---------------------------
                                                                                                            1995            1994
                                                                                                         -----------    ------------
Cash flows provided by operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,011,350      $  892,048
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Change in:
           Insurance premiums receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (949,346)       (823,950)
           Reinsurance recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,282,814)       (826,918)
           Due from Citizens Mutual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (332,331)       (115,224)
           Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,498         (33,626)
           Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,521)        (19,315)
           Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (192,000)       (106,000)
           Reserves for losses and loss adjustment  expense. . . . . . . . . . . . . . . . . . . . .      2,001,611       1,570,536
           Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        349,594         909,337
           Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,000         125,000
           Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (518,614)        252,338
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         98,082         317,841
        Realized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,433)        (16,380)
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (39,570)       (199,236)
                                                                                                         -----------    ------------
           Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . .        131,506       1,926,451
                                                                                                         -----------    ------------
Cash flows used in investing activities:
   Proceeds from fixed maturities called or matured. . . . . . . . . . . . . . . . . . . . . . . . .      1,215,074       1,633,458
   Proceeds from fixed maturities sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,881,583       2,956,346
   Proceeds from equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -               5,550
   Cost of fixed maturities acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,523,769)     (5,328,162)
   Cost of equity securities acquired. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,605)         -
   Cost of equipment acquired. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,525)        (44,593)
                                                                                                         -----------    ------------

           Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . .       (488,242)       (777,401)
                                                                                                         -----------    ------------

Cash flows used in financing activities:
   Cost of issuance of Series A preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . .          -            (149,814)
   Repayment of bank loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (200,000)       (200,000)
   Series A preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (173,906)        (86,953)
                                                                                                         -----------    ------------

           Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .       (373,906)       (436,767)
                                                                                                         -----------    ------------

Net increase (decrease) in cash and short-term investments . . . . . . . . . . . . . . . . . . . . .       (730,642)        712,283
Cash and short-term investments at beginning of period . . . . . . . . . . . . . . . . . . . . . . .      2,721,351       2,558,277
                                                                                                         -----------    ------------
Cash and short-term investments at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,990,709      $3,270,560
                                                                                                         -----------    ------------
                                                                                                         -----------    ------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                  Consolidated Statements of Changes in Equity

                                                                                                        (Unaudited)
                                                                                                           Six
                                                                                                        months ended    Year ended
                                                                                                          June 30,     December 31,
                                                                                                            1995           1994
                                                                                                         -----------   ------------
Preferred stock, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,375,000   $     -
   Issuance of 7.95% Series A. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        4,375,000
                                                                                                         -----------   ------------

      Preferred stock, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,375,000      4,375,000
                                                                                                         -----------   ------------

Common stock, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,616         29,116
   Common stock exchanged. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          (12,500)
                                                                                                         -----------   ------------

      Common stock, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,616         16,616
                                                                                                         -----------   ------------

Additional paid-in capital, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .       5,097,360      9,609,674
   Common stock exchanged. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       (4,512,314)
                                                                                                         -----------   ------------

      Additional paid-in capital, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .       5,097,360      5,097,360
                                                                                                         -----------   ------------

Unearned compensation, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (509,999)      (689,998)

   ESOP principal payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          90,000        179,999
                                                                                                         -----------   ------------

      Unearned compensation, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (419,999)      (509,999)
                                                                                                         -----------   ------------

Unrealized appreciation (depreciation), beginning of period. . . . . . . . . . . . . . . . . . . . .      (1,492,563)       641,691
  Change in unrealized appreciation (depreciation),
      net of taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,545,611     (2,134,254)
                                                                                                         -----------   ------------

      Unrealized appreciation (depreciation), end of period. . . . . . . . . . . . . . . . . . . . .          53,048     (1,492,563)
                                                                                                         -----------   ------------

Retained earnings, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,062,664      4,941,985
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,011,350      1,381,538
   Series A preferred stock dividend . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (173,906)      (260,859)
                                                                                                         -----------   ------------

      Retained earnings, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,900,108      6,062,664
                                                                                                         -----------   ------------

      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $16,022,133    $13,549,078
                                                                                                         -----------   ------------
                                                                                                         -----------   ------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

                                    Unaudited
                             June 30, 1995 and 1994

(1)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Citizens Security Group Inc. (the "Company") and the Company's wholly owned subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio, and have been prepared in conformity with generally accepted accounting principles. All significant intercompany balances have been eliminated in consolidation.

The Consolidated Balance Sheet as of June 30, 1995, the related Consolidated Statements of Income for the three and six months ended June 30, 1995 and 1994, the related Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994, and the related Consolidated Statement of Changes in Equity for the six months ended June 30, 1995, are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of such financial statements have been included. The operating results for the periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements and notes should be read in conjunction with the financial statements and notes contained in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

(2)  EARNINGS PER COMMON SHARE

Earnings per common share are calculated based on the weighted average number of common and common equivalent shares outstanding and after net income is reduced for the amount of dividends declared on the Company's Series A preferred stock. Declared preferred stock dividends were $173,906 and $86,953 for the six months ended June 30, 1995 and 1994, respectively.


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

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


Realized gains (losses) on investments were as follows:


                                    Three months ended               Six months ended
                                         June 30,                        June 30,
                                   -----------------------------------------------------
                                      1995       1994                1995        1994
                                   ---------    --------           ---------   ---------
Fixed maturities . . . . . . . .   $  37,649    $  (404)           $  46,433   $  10,830
Equity securities. . . . . . . .         -          -                    -         5,550
                                   ---------    --------           ---------   ---------
    Realized gains (losses) on
          investments. . . . . .   $  37,649    $  (404)           $  46,433   $  16,380
                                   ---------    --------           ---------   ---------
                                   ---------    --------           ---------   ---------

Change in unrealized appreciation (depreciation) is summarized as follows:


                                            Three months ended                       Six months ended
                                                 June 30,                                June 30,
                                           -----------------------               ------------------------
                                             1995          1994                     1995          1994
                                          ----------    ----------               ---------    -----------
Equity securities. . . . . . . . . . .    $   16,592    $  (8,102)               $  18,119    $  (25,827)
Fixed maturities . . . . . . . . . . .     1,182,830     (644,075)               2,322,492    (1,767,872)
                                          ----------    ----------               ---------    -----------
    Total change in unrealized
         appreciation (depreciation) .    $1,199,422    $(652,177)              $2,340,611   $(1,793,699)
                                          ----------    ----------               ---------    -----------
                                          ----------    ----------               ---------    -----------


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

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


                                                                    Three months ended                        Six months ended
                                                                          June 30,                                June 30,
                                                                  -----------------------                -------------------------
                                                                     1995         1994                      1995            1994
                                                                  ---------     ---------                ----------      ---------
STATEMENTS OF INCOME
Income tax attributable to operations. . . . . . . . . . . . .    $  87,000      $220,000                $  443,000      $ 319,000

SHAREHOLDERS' EQUITY
Income tax attributable to unrealized
    appreciation (depreciation)
    of investments . . . . . . . . . . . . . . . . . . . . . .      407,000       (222,000)                 795,000       (611,000)
                                                                  ---------       --------               ----------       --------

                                                                   $494,000       $ (2,000)              $1,238,000      $(292,000)
                                                                  ---------       --------               ----------       --------
                                                                  ---------       --------               ----------       --------


The components of income tax expense related to the operations are as follows:


                                                                   Three months ended                        Six months ended
                                                                          June 30,                              June 30,
                                                                   -----------------------
                                                                     1995           1994                     1995           1994
                                                                   --------       --------                 --------       --------
Federal current. . . . . . . . . . . . . . . . . . . . . . . .     $232,000       $277,000                 $613,000       $411,000
Federal deferred . . . . . . . . . . . . . . . . . . . . . . .     (156,000)       (65,000)                (192,000)      (107,000)
State  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,000          8,000                   22,000         15,000
                                                                   --------       --------                 --------       --------
    Total income tax expense . . . . . . . . . . . . . . . . .     $ 87,000       $220,000                 $443,000       $319,000
                                                                   --------       --------                 --------       --------
                                                                   --------       --------                 --------       --------


Federal income tax expense is less than the U.S. Federal income tax rate of 34 percent applied to income before income taxes. The reasons for this difference and the related tax effects are as follows:


                                                                   Three months ended                        Six months ended
                                                                           June 30,                               June 30,
                                                                   ----------------------                  -----------------------

                                                                      1995          1994                     1995           1994
                                                                   --------       --------                 --------       --------
Tax expense calculated at
    the Federal rate . . . . . . . . . . . . . . . . . . . . .     $102,415       $264,475                 $494,479       $411,757
Reduction attributable to nontaxable
    investment income (municipal bond
    interest and domestic dividends) . . . . . . . . . . . . .      (32,538)       (46,817)                 (71,098)       (91,896)
State tax expense. . . . . . . . . . . . . . . . . . . . . . .        7,260          4,950                   14,520          9,900
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,863         (2,608)                   5,099        (10,761)
                                                                   --------        -------                 --------       --------

Total income tax expense . . . . . . . . . . . . . . . . . . .     $ 87,000       $220,000                 $443,000       $319,000
                                                                   --------        -------                 --------       --------
                                                                   --------        -------                 --------       --------


                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                               June 30,            December 31,
                                                1995                  1994
                                              ----------          -------------

DEFERRED TAX ASSETS

Loss reserves                                 $1,050,091          $   1,009,292
Unearned premium reserves                        933,463                909,384
Unrealized depreciation of investments             -                    768,591
Market discount accrual                           85,705                 -
Other                                             18,741                 14,733
                                              ----------          -------------
   Total gross deferred tax assets             2,088,000              2,702,000
                                              ----------          -------------

DEFERRED TAX LIABILITIES

Deferred acquisition costs                       784,116                781,559
Excess of cost over net assets acquired          123,424                145,383
Prepaid expenses                                  35,499                 38,084
Unrealized appreciation of investments            27,216                   -
Other                                             36,745                 52,974
                                              ----------          -------------
   Total gross deferred tax liabilities        1,007,000              1,018,000
                                              ----------          -------------
   Net deferred tax assets                    $1,081,000           $  1,684,000
                                              ----------          -------------
                                              ----------          -------------


If the Company believes that all of its deferred tax assets will not result in future tax benefits, the Company must establish a "valuation allowance" for the portion of these assets that it thinks will not be realized. Based upon review of the Company's refundable taxes, anticipated future earnings, and all other available evidence, both positive and negative, the Company has concluded it is "more likely than not" that its net deferred tax assets will be realized.

Income tax payments in the first six months of 1995 and 1994 were $600,000 and $301,000, respectively.

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


                                                               Three months ended                         Six months ended
                                                                     June 30,                                June 30,
                                                            ------------------------------         -------------------------------
                                                              1995                 1994               1995                 1994
                                                            ----------          ----------         -----------         -----------
Premiums written:
   Direct. . . . . . . . . . . . . . . . . . . . . . . .    $9,660,377          $8,812,755         $18,520,096         $16,793,775
   Ceded . . . . . . . . . . . . . . . . . . . . . . . .     1,651,996           1,553,969           3,052,619           2,769,664
                                                            ----------          ----------         -----------         -----------
       Net premiums written. . . . . . . . . . . . . . .    $8,008,381          $7,258,786         $15,467,477         $14,024,111
                                                            ----------          ----------         -----------         -----------
                                                            ----------          ----------         -----------         -----------

Premiums earned:
   Direct. . . . . . . . . . . . . . . . . . . . . . . .    $8,923,313          $8,120,258         $17,578,104         $15,884,438
   Ceded . . . . . . . . . . . . . . . . . . . . . . . .     1,544,832           1,413,325           2,464,719           2,736,038
                                                            ----------          ----------         -----------         -----------
       Net premiums earned . . . . . . . . . . . . . . .    $7,378,481          $6,706,933         $15,113,385         $13,148,400
                                                            ----------          ----------         -----------         -----------
                                                            ----------          ----------         -----------         -----------

Losses and loss
adjustment expenses:
   Direct. . . . . . . . . . . . . . . . . . . . . . . .    $6,505,713          $4,921,336         $12,302,645         $10,664,461
   Ceded . . . . . . . . . . . . . . . . . . . . . . . .     1,336,098             661,407           2,288,616           2,018,740
                                                            ----------          ----------         -----------         -----------
       Net losses and
        loss adjustment expenses . . . . . . . . . . . .    $5,169,615          $4,259,929         $10,014,029         $ 8,645,721
                                                            ----------          ----------         -----------         -----------
                                                            ----------          ----------         -----------         -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated financial statements and the related notes should be read in conjunction with the following discussion, since they contain important information for evaluation of the Company's financial condition and operating results.

RESULTS OF OPERATIONS

Direct premiums written increased 9.6 percent and 10.3 percent in 1995 over 1994 for the three and six month periods ended June 30, respectively, primarily because of business growth in Ohio and Wisconsin. The growth is mainly attributable to an increase in policies written for personal automobile and larger commercial accounts.

Premiums earned for the three and six month periods rose 10.0 percent and
15.0 percent, respectively, over the comparable 1994 amounts. The 1995 earned premiums were positively affected by a $592,398 refund of excess ceded premiums received from the Minnesota Workers' Compensation Reinsurance Association ("MWCRA").

The property and casualty insurance market continues to be competitive.
Although revenues from the Company's association business grew 36.5 percent from association revenues during the first six months of 1994, commercial business in Minnesota and Wisconsin is intensely competitive in the workers' compensation line. The Company's current strategy is to strive to maintain rate adequacy in order not to jeopardize underwriting results.

Net investment income was $606,629 for the second quarter of 1995 compared to $531,235 for the second quarter of 1994. For the first six months of 1995, net investment income was $1,215,239 compared to $1,049,303 in 1994. Such increases over 1994 results were primarily a result of an increase in invested assets.
The Company experienced realized gains on investments of $37,649 in the second quarter of 1995 compared to a realized loss of $404 in the same period in 1994. For the first six months of 1995, realized gains on investments were $46,433 compared to $16,380 in 1994. The Company continued to shorten the duration of the investment portfolio in order to decrease its exposure to interest rate volatility.

The Company's loss ratio (loss and loss adjustment expenses incurred to premiums earned) was 70.1 percent for the second quarter of 1995 compared to 63.5 percent in the second quarter of 1994. The Company experienced an increase in the severity of claims during 1995. The majority of the increase in severity occurred in the homeowners line of business as a result of storms occurring in May 1995, and in the personal automobile line of business due to major accidents occurring during the second quarter. For the six months ended June 30, 1995, the loss ratio was 66.3 percent compared to 65.8 percent for the same period in 1995.

The Company's expense ratio (total operating expenses to premiums earned) for the second quarter of 1995 was 36.5 percent as compared to 34.8 percent for the second quarter of 1994. The increase was primarily due to an increase in dividends paid to associations and pursuant to Wisconsin workers' compensation policies. The expense ratio for the six months ended June 30, 1995 decreased .6 percent as compared to the same period a year ago.

For the second quarter of 1995, net income was $214,222, or $.07 per common share, compared to net income of $557,865, or $.28 per common share, for the second quarter of 1994. For the first six months of 1995, net income was $1,011,350, or $.50 per common share, versus $892,048, or $.35 per common share, for the same period in 1994. The MWCRA refund, in addition to accrued interest income associated with such refund, accounted for net income of approximately $410,000, or $.25 per common share, in the first quarter of 1995.

The Company's results of operations are affected by seasonal weather variations. Accordingly, results reflected for any interim period are not necessarily indicative of those to be expected for the entire year.



LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance premiums and net investment income. The Company's subsidiaries' funds are generally invested in fixed maturity securities. At June 30, 1995, the Company and its subsidiaries held cash and short-term investments of $1,990,709. Management believes that these funds provide adequate liquidity for the payment of claims and other short-term cash needs.

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan from First Bank National Association, which has subsequently been amended. The principal balance of the bank loan remaining to be paid as of June 30, 1995 was $1,318,920. The current interest rate is 9.25 percent, but the rate is variable and is tied to the prime rate. The Company agreed to certain restrictive covenants which limit the amount of subsequent indebtedness, capital expenditures and business acquisitions.

As a holding company, the Company depends on dividends from its subsidiaries and fees payable under the Capital Access Fee Agreement to provide funds for bank loan payments, preferred stock dividends and other operating expenses.

As of June 30, 1995, the Company had no material commitments for capital expenditures.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    Exhibit
    Number                                         Description
    ------ ------------------------------------------------------------------

    (10) Sublease Agreement dated July 5, 1995 between Insurance Company of Ohio and Tom Witkowski

    (27)   Financial Data Schedule

(b) Reports on Form 8-K.

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITIZENS SECURITY GROUP INC.
                                                (Registrant)

Date:    August 14, 1995               By:  /s/ Scott S. Broughton
                                            ---------------------------
                                            Scott S. Broughton
                                            President, Chief Operating Officer
                                            (duly authorized officer) and Chief
                                            Financial Officer (principal
                                            financial and accounting officer)

                                  EXHIBIT INDEX

                                                                          Page
Exhibit                         Description                              Number
-------     ----------------------------------------------------------   ------

  (10) Sublease Agreement dated July 5, 1995 between Insurance Company of Ohio and Tom Witkowski

  (27)      Financial Data Schedule