Form 10-Q
period 1995-09-30
CITIZENS SECURITY GROUP INC /MN/
filed 1995-11-14
CIK 802971

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on November 10, 1995, was 1,661,585.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                         (Unaudited)
                                                                                         September 30,       December 31,
                                                          ASSETS                              1995               1994
                                                                                         -------------     --------------

Investments:
   Fixed maturities, at market (amortized cost of $35,716,939
     and $34,153,963, respectively). . . . . . . . . . . . . . . . . . . . . . . . . .     $35,901,071        $31,850,909
   Equity securities, at market (cost of $657,203 and
     $646,597, respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         727,984            689,088
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,278,749          1,621,674
                                                                                         -------------     --------------
         Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,907,804         34,161,671
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         107,783          1,099,677
Receivables:
   Insurance premiums receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,336,498          7,238,448
   Reinsurance recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,875,743          3,826,444
   Due from Citizens Mutual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         283,836               -
                                                                                         -------------     --------------
         Total receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,496,077         11,064,892
Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,448,253          2,298,703
Prepaid reinsurance premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,395,201          2,299,649
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         916,000          1,684,000
Equipment, at cost less accumulated depreciation . . . . . . . . . . . . . . . . . . .         664,383            840,625
Accrued investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         521,587            494,943
Excess of cost over net assets acquired. . . . . . . . . . . . . . . . . . . . . . . .         344,852            451,517
Current income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          77,388               -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         157,439            206,259
                                                                                           -----------        -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $59,036,767        $54,601,936
                                                                                           -----------        -----------
                                                                                           -----------        -----------
                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Reserves for losses and loss adjustment expenses. . . . . . . . . . . . . . . . . .     $22,870,378        $20,989,736
   Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,566,882         15,672,948
   Bank loan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,218,920          1,518,920
   Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         374,999            509,999
   Due to Citizens Mutual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               215,850
   Current income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               118,229
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,798,886          2,027,176
                                                                                         -------------     --------------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,830,065         41,052,858
                                                                                         -------------     --------------
Shareholders' equity:
   Preferred stock, $.01 par value; 7.95% Series A; 1,250,000
      shares authorized, issued and outstanding. . . . . . . . . . . . . . . . . . . .       4,375,000          4,375,000
   Common stock, $.01 par value; 10,000,000 shares authorized;
      1,661,585 shares issued and outstanding, respectively. . . . . . . . . . . . . .          16,616             16,616
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,097,360          5,097,360
   Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (374,999)          (509,999)
   Unrealized appreciation (depreciation) of investments in fixed
       maturities and equity securities, net of related taxes. . . . . . . . . . . . .         167,913         (1,492,563)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,924,812          6,062,664
                                                                                           -----------        -----------
         Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . .      16,206,702         13,549,078
                                                                                           -----------        -----------
         Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . .     $59,036,767        $54,601,936
                                                                                           -----------        -----------
                                                                                           -----------        -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                               Three months ended            Nine months ended
                                                                   September 30,                 September 30,
                                                             -------------------------   --------------------------
                                                                1995           1994          1995           1994
                                                             ----------     ----------     ----------    ----------
Revenues:
    Premiums earned. . . . . . . . . . . . . . . . . . .     $7,609,319     $7,056,710    $22,722,704   $20,205,110
    Investment income, less related
       expenses. . . . . . . . . . . . . . . . . . . . .        617,023        529,186      1,832,262     1,578,489
    Realized gains (losses) on
       investments . . . . . . . . . . . . . . . . . . .        (12,434)       (11,860)        33,999         4,520
    Other income . . . . . . . . . . . . . . . . . . . .        146,231        141,371        422,804       376,048
                                                             ----------     ----------     ----------    ----------
            Total revenues . . . . . . . . . . . . . . .      8,360,139      7,715,407     25,011,769    22,164,167
                                                             ----------     ----------     ----------    ----------

Losses and expenses:
    Losses and loss adjustment
       expenses incurred . . . . . . . . . . . . . . . .      5,838,185      5,141,053     15,852,214    13,786,774
    Policy acquisition costs . . . . . . . . . . . . . .      1,387,925      1,274,567      4,085,359     3,819,774
    Interest expense . . . . . . . . . . . . . . . . . .         39,650         62,126        129,232       191,010
    Other operating expenses . . . . . . . . . . . . . .      1,012,722      1,221,758      3,408,957     3,139,658
                                                             ----------     ----------     ----------    ----------
            Total losses and expenses. . . . . . . . . .      8,278,482      7,699,504     23,475,762    20,937,216
                                                             ----------     ----------     ----------    ----------
            Income before income taxes . . . . . . . . .         81,657         15,903      1,536,007     1,226,951
Income tax expense (benefit) . . . . . . . . . . . . . .        (30,000)       (80,000)       413,000       239,000
                                                             ----------     ----------     ----------    ----------
                   Net income. . . . . . . . . . . . . .     $  111,657     $   95,903     $1,123,007    $  987,951
                                                             ----------     ----------     ----------    ----------
                                                             ----------     ----------     ----------    ----------
Weighted average common and common
   equivalent shares outstanding . . . . . . . . . . . .      1,699,251      1,666,399      1,694,873     2,073,106
                                                             ----------     ----------     ----------    ----------
Earnings per common share. . . . . . . . . . . . . . . .     $      .01     $      .01     $      .51    $      .39
                                                             ----------     ----------     ----------    ----------
                                                             ----------     ----------     ----------    ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                          (Unaudited)
                                                                        Nine months ended
                                                                           September 30,
                                                                   ---------------------------
                                                                      1995              1994
                                                                   ----------        ----------
Cash flows provided by operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . .       $1,123,007         $ 987,951
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Change in:
           Insurance premiums receivable . . . . . . . . . .       (1,098,050)       (1,407,045)
           Reinsurance recoverable . . . . . . . . . . . . .       (1,049,299)         (250,053)
           Due from Citizens Mutual. . . . . . . . . . . . .         (499,686)         (320,826)
           Prepaid reinsurance premiums. . . . . . . . . . .          (95,552)         (174,154)
           Deferred policy acquisition costs . . . . . . . .         (149,550)         (102,819)
           Deferred income taxes . . . . . . . . . . . . . .          (87,000)         (135,000)
           Reserves for losses and loss adjustment expense .        1,880,642         1,005,219
           Unearned premiums . . . . . . . . . . . . . . . .          893,934         1,829,293
           Current income tax. . . . . . . . . . . . . . . .         (195,617)         (335,000)
           Other liabilities . . . . . . . . . . . . . . . .         (228,290)          401,983
        Depreciation and amortization. . . . . . . . . . . .          176,005           281,685
        Realized gains . . . . . . . . . . . . . . . . . . .          (33,999)           (4,520)
        Other, net . . . . . . . . . . . . . . . . . . . . .            5,443          (124,589)
                                                                   ----------        ----------
           Net cash provided by operating activities . . . .          641,988         1,652,125
                                                                   ----------        ----------
Cash flows used in investing activities:
   Proceeds from fixed maturities called or matured. . . . .        1,569,190         1,836,923
   Proceeds from fixed maturities sold . . . . . . . . . . .        5,630,278         5,784,690
   Proceeds from equity securities . . . . . . . . . . . . .                -             5,550
   Cost of fixed maturities acquired . . . . . . . . . . . .       (8,527,615)       (7,479,111)
   Cost of equity securities acquired. . . . . . . . . . . .          (10,605)          (44,826)
   Cost of equipment acquired. . . . . . . . . . . . . . . .          (77,196)       (1,376,172)
                                                                   ----------        ----------
           Net cash used in investing activities . . . . . .       (1,415,948)       (1,272,946)
                                                                   ----------        ----------

Cash flows used in financing activities:
   Cost of issuance of Series A preferred stock. . . . . . .                -          (149,814)
   Repayment of bank loan. . . . . . . . . . . . . . . . . .         (300,000)         (300,000)
   Series A preferred stock dividends. . . . . . . . . . . .         (260,859)         (173,906)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (28,211)
                                                                   ----------        ----------
           Net cash used in financing activities . . . . . .         (560,859)         (651,931)
                                                                   ----------        ----------

Net decrease in cash and short-term investments. . . . . . .       (1,334,819)         (272,752)
Cash and short-term investments at beginning of period . . .        2,721,351         2,558,277
                                                                   ----------        ----------
Cash and short-term investments at end of period . . . . . .       $1,386,532        $2,285,525
                                                                   ----------        ----------
                                                                   ----------        ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                  Consolidated Statements of Changes in Equity


                                                                       (Unaudited)
                                                                          Nine
                                                                       months ended                Year ended
                                                                       September 30,               December 31,
                                                                           1995                        1994
                                                                        -----------                -----------

Preferred stock, beginning of period . . . . . . . . . . . . . . . .    $ 4,375,000                $         -
   Issuance of 7.95% Series A. . . . . . . . . . . . . . . . . . . .           -                     4,375,000
                                                                        -----------                -----------
      Preferred stock, end of period . . . . . . . . . . . . . . . .      4,375,000                  4,375,000
                                                                        -----------                -----------
Common stock, beginning of period. . . . . . . . . . . . . . . . . .         16,616                     29,116
   Common stock exchanged. . . . . . . . . . . . . . . . . . . . . .           -                       (12,500)
                                                                        -----------                -----------
      Common stock, end of period. . . . . . . . . . . . . . . . . .         16,616                     16,616
                                                                        -----------                -----------
Additional paid-in capital, beginning of period. . . . . . . . . . .      5,097,360                  9,609,674
   Common stock exchanged. . . . . . . . . . . . . . . . . . . . . .           -                    (4,512,314)
                                                                        -----------                -----------
      Additional paid-in capital, end of period. . . . . . . . . . .      5,097,360                  5,097,360
                                                                        -----------                -----------
Unearned compensation, beginning of period . . . . . . . . . . . . .       (509,999)                  (689,998)
   ESOP principal payments . . . . . . . . . . . . . . . . . . . . .        135,000                    179,999
                                                                        -----------                -----------
      Unearned compensation, end of period . . . . . . . . . . . . .       (374,999)                  (509,999)
                                                                        -----------                -----------
Unrealized appreciation (depreciation), beginning of period. . . . .     (1,492,563)                   641,691
  Change in unrealized appreciation (depreciation),
      net of taxes . . . . . . . . . . . . . . . . . . . . . . . . .      1,660,476                 (2,134,254)
                                                                        -----------                -----------
      Unrealized appreciation (depreciation), end of period. . . . .        167,913                 (1,492,563)
                                                                        -----------                -----------
Retained earnings, beginning of period . . . . . . . . . . . . . . .      6,062,664                  4,941,985
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,123,007                  1,381,538
   Series A preferred stock dividend . . . . . . . . . . . . . . . .       (260,859)                  (260,859)
                                                                        -----------                -----------
      Retained earnings, end of period . . . . . . . . . . . . . . .      6,924,812                  6,062,664
                                                                        -----------                -----------
      Total shareholders' equity . . . . . . . . . . . . . . . . . .    $16,206,702                $13,549,078
                                                                        -----------                -----------
                                                                        -----------                -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

                                    Unaudited
                           September 30, 1995 and 1994

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

The Consolidated Balance Sheet as of September 30, 1995, the related Consolidated Statements of Income for the three and nine months ended September 30, 1995 and 1994, the related Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, and the related Consolidated Statement of Changes in Equity for the nine months ended September 30, 1995, are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of such financial statements have been included. The operating results for the periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements and notes should be read in conjunction with the financial statements and notes contained in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

(2)  EARNINGS PER COMMON SHARE

Earnings per common share are calculated based on the weighted average number of common and common equivalent shares outstanding and after net income is reduced for the amount of dividends declared on the Company's Series A preferred stock. Declared preferred stock dividends were $260,859 and $173,906 for the nine months ended September 30, 1995 and 1994, respectively.

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

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


Realized gains (losses) on investments were as follows:


                              Three months ended            Nine months ended
                                 September 30,                 September 30,
                           ------------------------      -----------------------
                              1995          1994           1995         1994
                           ----------     ----------     --------      ---------
Fixed maturities . . . . . $ (12,434)     $ (11,860)     $ 33,999      $ (1,030)
Equity securities. . . . .        -             -             -           5,550
                           ---------      ---------      --------      --------
  Realized gains (losses)
    on investments . . . . $ (12,434)     $ (11,860)     $ 33,999      $  4,520
                           ---------      ---------      --------      --------
                           ---------      ---------      --------      --------


Change in unrealized appreciation (depreciation) is summarized as follows:


                              Three months ended            Nine months ended
                                 September 30,                 September 30,
                           ------------------------      -----------------------
                              1995          1994          1995           1994
                           ----------     ----------     --------      ---------
Equity securities. . . . .  $  10,171     $  1,115     $   28,290   $   (24,712)
Fixed maturities . . . . .    164,694      (945,318)    2,487,186    (2,713,190)
                            ---------     ---------    ----------   -----------
  Total change in
  unrealized appreciation
  (depreciation).  . . . .  $ 174,865     $(944,203)   $2,515,476   $(2,737,902)
                            ---------     ---------    ----------   -----------
                            ---------     ---------    ----------   -----------

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

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


                                                             Three months ended             Nine months ended
                                                                  September 30,                September 30,
                                                            ---------------------          -------------------
                                                            1995           1994           1995            1994
                                                        ----------     ----------     ----------      ---------
STATEMENTS OF INCOME
Income tax attributable to operations  . . . . . . . .  $  (30,000)    $  (80,000)    $  413,000      $ 239,000

SHAREHOLDERS' EQUITY
Income tax attributable to unrealized
  appreciation (depreciation)
  of investments . . . . . . . . . . . . . . . . . . .      60,000       (320,000)       855,000       (931,000)
                                                        ----------      ---------     ----------      ---------

                                                        $   30,000      $(400,000)    $1,268,000      $(692,000)
                                                        ----------      ---------     ----------     ----------
                                                        ----------      ---------     ----------     ----------


The components of income tax expense (benefit) related to the operations are as follows:

                                                             Three months ended              Nine months ended
                                                                September 30,                   September 30,
                                                         ------------------------       -----------------------
                                                            1995           1994           1995           1994
                                                         ---------       --------       --------       --------
Federal current. . . . . . . . . . . . . . . . . . . .   $(113,000)      $(29,000)      $500,000       $382,000
Federal deferred . . . . . . . . . . . . . . . . . . .     105,000        (28,000)       (87,000)      (135,000)
State  . . . . . . . . . . . . . . . . . . . . . . . .     (22,000)       (23,000)          -            (8,000)
                                                         ---------       --------       --------       --------
    Total income tax expense (benefit) . . . . . . . .   $ (30,000)      $(80,000)      $413,000       $239,000
                                                         ---------       --------       --------       --------
                                                         ---------       --------       --------       --------


Federal income tax expense is less than the U.S. Federal income tax rate of 34 percent applied to income before income taxes. The reasons for this difference and the related tax effects are as follows:


                                                              Three months ended            Nine months ended
                                                                September 30,                 September 30,
                                                          -----------------------       -----------------------
                                                            1995           1994           1995           1994
                                                          --------       --------       --------        -------
Tax expense calculated at
    the Federal rate . . . . . . . . . . . . . . . . .    $ 27,763       $  5,406       $522,242       $417,163
Reduction attributable to nontaxable
    investment income (municipal bond
    interest and domestic dividends) . . . . . . . . .     (30,419)       (50,891)      (101,517)      (142,787)
State tax expense. . . . . . . . . . . . . . . . . . .     (14,520)       (15,180)             -         (5,280)
Other. . . . . . . . . . . . . . . . . . . . . . . . .     (12,824)       (19,335)        (7,725)       (30,096)
                                                          --------       --------       --------        -------


Total income tax expense (benefit) . . . . . . . . . .    $(30,000)      $(80,000)      $413,000       $239,000
                                                          --------       --------       --------        -------
                                                          --------       --------       --------        -------


                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                 September 30,      December 31,
                                                      1995              1994
                                                 -------------      ------------
DEFERRED TAX ASSETS
Loss reserves. . . . . . . . . . . . . . . . . .    $1,059,756      $  1,009,292
Unearned premium reserves. . . . . . . . . . . .       963,674           909,384
Unrealized depreciation of investments . . . . .          -              768,591
Other. . . . . . . . . . . . . . . . . . . . . .         8,570            14,733
                                                    ----------       -----------
  Total gross deferred tax assets. . . . . . . .     2,032,000         2,702,000
                                                    ----------       -----------

DEFERRED TAX LIABILITIES
Deferred acquisition costs . . . . . . . . . . .       832,406           781,559
Excess of cost over net assets acquired. . . . .       112,444           145,383
Prepaid expenses . . . . . . . . . . . . . . . .        37,191            38,084
Unrealized appreciation of investments . . . . .        86,670                 -
Other. . . . . . . . . . . . . . . . . . . . . .        47,289            52,974
                                                    ----------       -----------
  Total gross deferred tax liabilities . . . . .     1,116,000         1,018,000
                                                    ----------       -----------
  Net deferred tax assets. . . . . . . . . . . .    $  916,000       $ 1,684,000
                                                    ----------       -----------
                                                    ----------       -----------


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


Income tax payments in the first nine months of 1995 and 1994 were $695,617 and $709,000, respectively.

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

                  CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
             Notes To Consolidated Financial Statements - Continued



The Company expects the companies with whom reinsurance is placed to honor their obligations to the Company. In the event these companies are unable to honor their obligations, the Company will pay these amounts. As of December 31, 1994, approximately 66 percent and 77 percent of the total reinsurance recoverable and prepaid reinsurance premiums, respectively, were with Swiss Reinsurance America Corporation, formerly known as the North American Reinsurance Corporation. That company is rated "A" by A.M. Best Company and "AAA" by Standard and Poor's for its property/liability claims-paying ability. The effect of ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:


                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                             -------------------------    --------------------------
                                                1995           1994          1995             1994
                                             ----------    -----------    -----------    -----------
Premiums written:
  Direct . . . . . . . . . . . . . . . .     $9,713,411     $9,449,996    $28,233,507    $26,243,771
  Ceded. . . . . . . . . . . . . . . . .      1,659,802      1,613,858      4,712,421      4,383,522
                                             ----------     ----------    -----------    -----------
    Net premiums written . . . . . . . .     $8,053,609     $7,836,138    $23,521,086    $21,860,249
                                             ----------     ----------    -----------    -----------
                                             ----------     ----------    -----------    -----------

Premiums earned:
  Direct . . . . . . . . . . . . . . . .     $9,169,071     $8,530,041    $26,747,175    $24,414,479
  Ceded. . . . . . . . . . . . . . . . .      1,559,752      1,473,331      4,024,471      4,209,369
                                             ----------     ----------    -----------    -----------
    Net premiums earned. . . . . . . . .     $7,609,319     $7,056,710    $22,722,704    $20,205,110
                                             ----------     ----------    -----------    -----------
                                             ----------     ----------    -----------    -----------

Losses and loss
adjustment expenses:
  Direct . . . . . . . . . . . . . . . .     $7,498,268     $6,137,296    $19,800,913    $16,801,757
  Ceded. . . . . . . . . . . . . . . . .      1,660,083        996,243      3,948,699      3,014,983
                                             ----------     ----------    -----------    -----------
    Net losses and loss adjustment
    expenses . . . . . . . . . . . . . .     $5,838,185     $5,141,053    $15,852,214    $13,786,774
                                             ----------     ----------    -----------    -----------
                                             ----------     ----------    -----------    -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements and the related notes should be read in conjunction with the following discussion, since they contain important information for evaluation of the Company's financial condition and operating results.

RESULTS OF OPERATIONS

Direct premiums written increased 5.1 percent and 7.6 percent in 1995 over 1994 for the three and nine month periods ended September 30, respectively. The growth is attributable to an increase in policies written with agents that the Company has designated as "Partner" agencies. As anticipated, the Company lost a portion of its premium base as a result of its decision not to write new business with certain agencies that do not fit within the Company's long term marketing strategies.

Premiums earned for the three and nine month periods rose 7.8 percent and
12.5 percent, respectively, over the comparable 1994 amounts. In the first quarter of 1995 earned premiums were positively affected by a $592,398 refund of excess ceded premiums received from the Minnesota Workers' Compensation Reinsurance Association ("MWCRA").

The property and casualty insurance market continues to be competitive. Although revenues from the Company's association business grew 30 percent compared to association revenues during the first nine months of 1994, commercial business in Minnesota and Wisconsin is intensely competitive in the workers' compensation line. The Company's current strategy is to maintain rate adequacy in order not to jeopardize underwriting results.

Net investment income was $617,023 for the third quarter of 1995 compared to $529,186 for the third quarter of 1994. For the first nine months of 1995, net investment income was $1,832,262 compared to $1,578,489 in 1994. Such increases over 1994 results were primarily a result of an increase in invested assets. The Company experienced realized losses on investments of $12,434 in the third quarter of 1995 compared to realized losses of $11,860 in the same period in 1994. For the first nine months of 1995, realized gains on investments were $33,999 compared to $4,520 in 1994. The Company continues to shorten the duration of the investment portfolio in order to decrease its exposure to interest rate volatility.

The Company's loss ratio (losses incurred to premiums earned) was 69.8 percent for the third quarter of 1995 compared to 66.1 percent in the third quarter of 1994. For the nine months ended September 30, 1995, the loss ratio was 61.6 percent compared to 59.3 percent for the same period in 1994. The Company experienced an increase in the severity of claims during 1995. The majority of the increase in severity occurred in the homeowners line of business as a result of catastrophe hailstorms in Iowa, North Dakota and South Dakota, and in the personal automobile line of business due to major accidents. The increase in severity was partially offset by favorable development of prior years' workers' compensation losses during the first nine months of 1995.

The Company's loss adjustment expense ratio (loss adjustment expenses to premiums earned) was 7.0 percent for the third quarter of 1995 compared to 6.8 percent in the third quarter of 1994. This increase was primarily because of legal costs incurred to settle larger claims during the third quarter. For the nine months ended September 30, 1995, the loss adjustment expense ratio was 8.2 percent compared to 8.9 percent for the same period in 1994. The majority of this decrease occurred as a result of utilizing one outside vendor to handle certain adjusting functions previously handled by many outside vendors.

The Company's expense ratio (total operating expenses to premiums earned) for the third quarter of 1995 was 32.1 percent as compared to 36.3 percent for the third quarter of 1994. The change was primarily due to a decreased contingent agency commission as a result of higher than anticipated loss ratios. The expense ratio for the nine months ended September 30, 1995 decreased 1.8 percent as compared to the same period a year ago.

For the third quarter of 1995, net income was $111,657, or $.01 per common share, compared to net income of $95,903, or $.01 per common share, for the third quarter of 1994. For the first nine months of 1995, net income was $1,123,007, or $.51 per common share, versus $987,951, or $.39 per common share, for the same period in 1994. The MWCRA refund, in addition to accrued interest income associated with such refund, accounted for net income of approximately $410,000, or $.25 per common share, in the first quarter of 1995.

The Company's results of operations are affected by seasonal weather variations. Accordingly, results reflected for any interim period are not necessarily indicative of those to be expected for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance premiums and net investment income. The Company's subsidiaries' funds are generally invested in fixed maturity securities. At September 30, 1995, the Company and its subsidiaries held cash and short-term investments of $1,386,532. Management believes that these funds provide adequate liquidity for the payment of claims and other short-term cash needs.

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan from First Bank National Association, which has subsequently been purchased by Goodhue County National Bank, Red Wing, Minnesota, on November 9, 1995. The principal balance of the bank loan remaining to be paid as of September 30, 1995 was $1,218,920. The current interest rate is 9.25 percent, but the rate is variable and is tied to the prime rate. The Company agreed to certain restrictive covenants which limit the amount of subsequent indebtedness, capital expenditures and business acquisitions.

As a holding company, the Company depends on dividends from its subsidiaries and fees payable under the Capital Access Fee Agreement to provide funds for bank loan payments, preferred stock dividends and other operating expenses.

As of September 30, 1995, the Company had no material commitments for capital expenditures.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      Exhibit
      Number                                 Description
      ------    ----------------------------------------------------------------
        (10)    Waiver letter dated November 9, 1995 to Citizens Security
                Group Inc. from Goodhue County National Bank

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

                                       CITIZENS SECURITY GROUP INC.
                                                (Registrant)

Date:  November 10, 1995               By:  /s/  Scott S. Broughton
                                            -----------------------------------
                                            Scott S. Broughton
                                            President, Chief Operating Officer
                                            (duly authorized officer) and Chief
                                            Financial Officer (principal
                                            financial and accounting officer)

                                  EXHIBIT INDEX

                                                                        Page
Exhibit                   Description                                  Number
-------   ----------------------------------------------------------   ------

  (10) Waiver letter dated November 9, 1995 to Citizens Security Group Inc. from Goodhue County National Bank

  (27)    Financial Data Schedule