Form 10-K
period 1995-12-31
CITIZENS SECURITY GROUP INC /MN/
filed 1996-04-01
CIK 802971

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                           ----------    ------------

                         Commission file number 0-15421


                          CITIZENS SECURITY GROUP INC.
             (Exact name of registrant as specified in its charter)


                   Minnesota                           41-1564371
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

     406 Main Street, Red Wing, Minnesota                 55066
   (Address of principal executive offices)            (Zip Code)

                         Registrant's telephone number,
                        including area code 612-388-7171


Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock,
                                                                 par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 1996, was $9,104,243. The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 19, 1996, was 1,661,585.

An Exhibit Index is included on page 67 of this report. The manually signed copy of this report contains 270 pages.


                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Citizens Security Group Inc. (the "Company") is a regional insurance holding company formed in 1986 and headquartered in Minnesota. The Company, through its subsidiaries, Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"), together with Citizens Security Mutual Insurance Company ("Citizens Mutual"), is engaged in the preferred risk property and casualty business.

Citizens Mutual, Citizens Fund and ICO participate in a reinsurance pooling arrangement under which they combine all of their respective insurance business and Citizens Fund and ICO together assume 75% of the combined business. Citizens Mutual, Citizens Fund and ICO offer a broad line of personal and commercial property and casualty products. The personal insurance products offered include homeowner, automobile, tenant, inland marine and umbrella insurance, and the commercial insurance products offered include multi-peril, automobile, general liability, umbrella and workers' compensation insurance. These products are marketed in Minnesota, Wisconsin, Iowa, Ohio, North Dakota, South Dakota and Missouri through a network of approximately 500 independent agencies.

PROPOSED ACQUISITION BY MERIDIAN

Effective as of March 20, 1996, the Company and Citizens Mutual entered into an Acquisition and Affiliation Agreement (the "Meridian Acquisition Agreement") with Meridian Insurance Group, Inc. ("Meridian") providing for the acquisition of the Company by Meridian (the "Meridian Acquisition") and the affiliation of Citizens Mutual and Meridian. Pursuant to the Meridian Acquisition Agreement, a direct or indirect wholly-owned subsidiary of Meridian would be merged with and into the Company, with the result that the Company would become a wholly-owned subsidiary of Meridian or a Meridian subsidiary. In the Meridian Acquisition, each holder of shares of Common Stock of the Company would receive approximately $12.50 per share of Common Stock in cash (an aggregate of approximately $25 million), and Citizens Mutual, as the sole holder of shares of the Company's 7.95% Series A Preferred Stock (the "Preferred Stock"), would receive approximately $3.50 per share of Preferred Stock in cash (an aggregate of approximately $4.4 million).

In connection with the Meridian Acquisition, Meridian would assume control of the Citizens Mutual Board of Directors. In addition, Citizens Mutual, Citizens Fund, ICO and the insurance companies affiliated with Meridian would enter into a new reinsurance pooling arrangement under which they would combine all of their respective insurance business.

The Meridian Acquisition is conditioned upon approval by the holders of the Common Stock of the Company, Citizens Mutual, as the sole shareholder of the Preferred Stock, the policyholders of Citizens Mutual, and insurance company regulatory authorities in Minnesota, Ohio and Indiana, and certain other conditions. The Company anticipates that the Meridian Acquisition will be completed on or about June 30, 1996.

INTERCOMPANY RELATIONSHIPS

Citizens Mutual owns 1,250,000 shares of the Preferred Stock and 337,500 shares of the Company's Common Stock. The Preferred Stock and Common Stock vote together as one class on all matters submitted to a vote of the holders of the Company's Common Stock. Therefore, Citizens Mutual owns 54.5% of the Company's outstanding voting securities.

The Company, Citizens Mutual, Citizens Fund and ICO are parties to a reinsurance pooling agreement (the "Pooling Agreement") under which the insurance business of Citizens Mutual, Citizens Fund and ICO is pooled, and all premiums, losses, loss adjustment expenses and underwriting expenses (after deduction of amounts ceded to other insurance companies) are prorated among these companies on the basis of their participation in the pool. Since October 20, 1989, Citizens Fund, ICO and Citizens Mutual have participated in the pool 50%, 25% and 25%, respectively. From December 24, 1986 to October 20, 1989, Citizens Fund and Citizens Mutual participated in the pool 70% and 30%, respectively. Losses incurred prior to December 24, 1986 are paid solely by Citizens Mutual.

The percentages of participation in the pool were determined based on the relative amounts of statutory surplus of Citizens Mutual, Citizens Fund and ICO. If there are significant changes in the relative amounts of surplus, the participation of Citizens Fund and ICO in the pooled business may be adjusted to reflect such changes. The Pooling Agreement has a one-year term expiring December 31, 1996 and is subject to automatic renewal for additional one-year terms. Subject to approval by Minnesota and Ohio state regulatory authorities, the Pooling Agreement may be terminated by any party on December 31 of any year upon 180 days' prior notice. Any amendments to the Pooling Agreement must be approved by Minnesota and Ohio state regulatory authorities.

The operations of the Company are interrelated with the operations of Citizens Mutual, which provides facilities, employees and services required to conduct the business of the Company on a cost-allocated basis. See "Business-Employees and Management Services" below. All executive officers of the Company are officers of Citizens Mutual, and four members of the Company's seven-person Board of Directors are directors of Citizens Mutual. The Company is a publicly held stock company owned by its shareholders, and Citizens Mutual is a mutual insurance company owned by its policyholders. Conflicts of interest regarding business philosophy, profit objectives, determination of premium rates and other matters may arise between the Company and Citizens Mutual because of the potential varying interests of the Company's shareholders and Citizens Mutual's policyholders. An advisory committee of four persons is required to approve any changes in the Pooling Agreement and pass upon matters involving actual or potential conflicts of interest that may arise between the Company and Citizens Mutual. The advisory committee consists of two outside directors from each of the Company and Citizens Mutual, none of whom holds a seat on both Boards. The decisions of the advisory committee are binding on the two companies. The Company's advisory committee members must conclude that any intercompany transactions and compensation arrangements with the officers of Citizens Mutual and the Company are fair and equitable to the Company.

LINES OF INSURANCE

The property and casualty insurance business underwritten by Citizens Fund is personal lines of insurance. Citizens Mutual and ICO offer personal and commercial lines of insurance. The personal insurance products offered by Citizens Mutual, Citizens Fund and ICO include homeowner, automobile, tenant, inland marine and umbrella insurance. The commercial insurance products offered by Citizens Mutual and ICO include multi-peril, automobile, general liability and umbrella insurance. Commercial insurance products offered by Citizens Mutual and ICO are oriented toward retail stores, restaurants, trade contractors and members of various trade associations, including funeral directors, newspaper publishers and veterinarians. Citizens Mutual's commercial insurance products also include workers' compensation insurance.

The following table sets forth by lines of insurance Citizens Fund's and ICO's 75% proportional share of the pool's direct premiums written under the Pooling Agreement in 1995, 1994 and 1993.

                                                         Direct Premiums Written
                                  ---------------------------------------------------------------------
                                                         Year ended December 31,
                                  ---------------------------------------------------------------------
                                         1995                     1994                     1993
                                  --------------------     --------------------     -------------------
Personal automobile. . . . . .    $10,490,828      28%     $ 9,660,372      27%     $ 7,966,418     26%
Homeowner. . . . . . . . . . .      6,264,233      17        6,178,376      18        6,049,460     20
Other personal lines . . . . .        924,537       2          960,849       3        1,052,094      3
                                  -----------     ---      -----------     ---      -----------    ---

  Total personal lines . . . .     17,679,598      47       16,799,597      48       15,067,972     49
                                  -----------     ---      -----------     ---      -----------    ---

Commercial multi-peril . . . .      8,769,142       2        8,358,662      24        7,471,397     24
Workers' compensation. . . . .      7,391,125      20        6,739,105      19        5,681,998     19
Commercial automobile. . . . .      2,741,908       7        2,336,308       7        1,929,447      6
Other commercial lines . . . .      1,221,569       3          805,024       2          719,440      2
                                  -----------     ---      -----------     ---      -----------    ---

  Total commercial lines . . .     20,123,744      53       18,239,099      52        5,802,282     51
                                  -----------     ---      -----------     ---      -----------    ---

    Total. . . . . . . . . . .    $37,803,342     100%     $35,038,696     100%     $30,870,254    100%
                                  -----------     ---      -----------     ---      -----------    ---
                                  -----------     ---      -----------     ---      -----------    ---

UNDERWRITING

Citizens Mutual, Citizens Fund and ICO apply a conservative underwriting approach and underwrite only standard lines of property and casualty insurance rather than those lines which are considered higher risk lines, such as aviation, pollution and liquor liability. In addition, Citizens Mutual, Citizens Fund and ICO generally write lines of insurance only for persons and businesses in the "preferred risk" category.

In general, the underwriting experience of a property and casualty insurer is indicated by its statutory combined ratio, which is the sum of (i) the loss ratio, calculated by dividing losses and loss adjustment expenses by premiums earned, and (ii) the expense ratio, calculated by dividing underwriting expenses, less miscellaneous income, by premiums written. A combined ratio below 100% indicates an underwriting profit, while a combined ratio above 100% indicates an underwriting loss. The following table sets forth statutory loss, expense and combined ratios for Citizens Fund and ICO for 1995, 1994 and 1993.

                                                      Combined Ratio
                                                 Year ended December 31,
                                                 -------------------------
                                                 1995      1994       1993
                                                 ----      ----       ----
Loss ratio . . . . . . . . . . . . . . . . .     69.7%     67.9%      67.1%
Expense ratio. . . . . . . . . . . . . . . .     30.0      30.3       30.1
                                                 ----      ----       ----
Combined ratio . . . . . . . . . . . . . . .     99.7%     98.2%      97.2%
                                                 ----      ----       ----
                                                 ----      ----       ----

MARKETING

Citizens Mutual's insurance products are marketed through a network of approximately 400 independent insurance agencies located in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota and Missouri. Citizens Fund's insurance products are marketed through approximately 45 independent insurance agencies located in Minnesota, Iowa, Wisconsin, North Dakota, Ohio and South Dakota. ICO's insurance products are marketed through a network of approximately 110 independent insurance agencies in Ohio.

Citizens Mutual, Citizens Fund and ICO are selective in determining which independent agencies to retain. They generally retain only prominent agencies that employ full-time, professional agents. Because of the long period of time Citizens Mutual, Citizens Fund and ICO have been engaged in the property and casualty business, Citizens Mutual, Citizens Fund and ICO have long-standing relationships with the majority of their independent agencies.

The majority of the agencies retained by Citizens Mutual, Citizens Fund and ICO are located in the communities in which their customers reside, and, accordingly, they provide fast, fair and personalized service. Since the agents generally handle competing property and casualty insurance products, the ability of Citizens Mutual, Citizens Fund and ICO to market their products is dependent upon the extent to which their agents promote them.

In 1995, a hierarchy of agencies was established in order to deliver services that are consistent with each agency's performance. Citizens Mutual's, Citizens Fund's and ICO's marketing strategy is to sell its personal insurance products through certain select "Partner" agencies with the use of automation systems. The Company's goal is to electronically accept and transmit the majority of Citizens Mutual's, Citizens Fund's and ICO's business within the independent agency system. The Company has developed a microcomputer-based automation system to streamline underwriting, rating and policy production functions. This system, which has been installed in the offices of approximately 110 independent agencies in six states, enables agents to provide customers with rate quotations and electronically transfer information to Citizens Mutual, Citizens Fund or ICO. The Company believes the automation system will reduce the cost of processing business while making it easier for independent agents to place policies with Citizens Mutual, Citizens Fund and ICO.

Citizens Mutual, Citizens Fund and ICO market their insurance products so that the products of one company are distinguishable from those of the other companies. Because all business is combined and allocated pursuant to the Pooling Agreement, such arrangements do not improve the operating results of one company to the detriment of the others.

One important aspect of Citizens Mutual's and ICO's marketing strategy is to sell commercial insurance products through various state trade associations. Citizens Mutual is the endorsed property and casualty insurance provider for various trade associations, including associations for funeral directors, newspaper publishers and veterinarians in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota and Missouri. ICO is the endorsed property and casualty insurance provider for one trade association in Ohio and is currently pursuing additional association endorsements.

To encourage their agents to sell their products, Citizens Mutual, Citizens Fund and ICO emphasize policyholder service, multi-line insurance coverage packages and a policyholder-oriented premium payment plan. Citizens Mutual, Citizens Fund and ICO offer excellent service to their agents and policyholders by providing 24-hours-a-day claims service and rapid turnaround for rate quotations, policy issuances and policy endorsements. The Company believes the broad range of personal and commercial insurance products written by Citizens Mutual, Citizens Fund and ICO, and the ability to offer these products together in multi-line packages, provide Citizens Mutual, Citizens Fund and ICO with an important marketing tool. The personal insurance products offered by Citizens Mutual, Citizens Fund and ICO permit agencies to offer policyholders automobile, homeowner, inland marine and umbrella insurance together in a comprehensive package. In addition, the broad line of retail store, restaurant and trade contractor coverages offered by Citizens Mutual and ICO permit agents to tailor insurance policies to their customers' needs. The Company believes the availability of comprehensive insurance packages provides an incentive for the agent to sell Citizens Mutual's, Citizens Fund's and ICO's products because the agent is better able to retain all of the customer's insurance business.

Citizens Mutual, Citizens Fund and ICO emphasize claims service as a marketing tool. Programs have been implemented to make the claims process easier for agents and insureds, while decreasing the claim cost. Programs include a catastrophe team, the Streamlined Auto Repair Program, a National Glass

Program, an Approved Contractor Repair Program and on-site loss prevention seminars.

The Citizens Account Plan, known as "CAP", is designed to offer policyholders convenience and flexibility in paying premiums. Policyholders are billed for premiums on a monthly basis and have the option of making a minimum monthly payment or prepaying all or a portion of the premiums. A single, easy-to-read bill covering the aggregate amount of premiums for all policies written by Citizens Mutual, Citizens Fund and ICO is sent to policyholders. In 1995, approximately 93% of all premium amounts were billed directly to policyholders by Citizens Mutual, Citizens Fund and ICO through an automated billing process.

Each independent agency receives a percentage of direct premiums written as a commission. Citizens Mutual, Citizens Fund and ICO have various agency commission schedules. Citizens Mutual and ICO have a single profit sharing program under which agents may earn additional compensation. Citizens Fund also has a profit sharing program for its agents. Agency commissions are primarily based on direct premiums written by an agency. The agency profit sharing programs are based on the profitability, retention and growth of business obtained from the agencies and are intended to provide additional compensation to the agencies exceeding certain productivity levels.

The independent insurance agencies are currently retained under agency contracts. Under the agency contracts, agents are authorized to sell and bind insurance policies in accordance with procedures specified in the contracts. No one agency or group of related agencies accounted for more than 3.2% of direct premiums written by Citizens Mutual, Citizens Fund and ICO in 1995.

REINSURANCE

Citizens Mutual, Citizens Fund and ICO have reinsurance contracts with various reinsurers to reduce their liability on individual risks and to protect against catastrophic losses. Under a reinsurance contract, an insurance company cedes a portion of its exposure and premiums received to another insurance company. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. Therefore, the ceding company remains liable to pay the loss if the reinsurer is unable to meet its obligation under the reinsurance contract.

The reinsurance agreements maintained by Citizens Mutual, Citizens Fund and ICO are of two general types, consisting of (i) excess of loss reinsurance, which covers losses in excess of a specified retained amount, and (ii) pro rata reinsurance, under which premiums and losses are shared on a proportionate basis up to a specified amount. Effective January 1, 1996, Citizens Mutual, Citizens Fund and ICO entered into a pro rata reinsurance contract covering 40% of each homeowner policy. Previously, this contract covered 50% of each homeowner policy. Under other reinsurance contracts currently in force, Citizens Mutual, Citizens Fund and ICO retain the first $300,000 (previous to January 1, 1996, this was set at $100,000) of loss on any one risk on property coverage. Citizens Mutual, Citizens Fund and ICO have pro rata reinsurance contracts for property risks covering losses between $300,000 (previously $100,000) and $4,600,000 (previously $3,600,000) per risk. For property risks in excess of $4,600,000 (previously $3,600,000), Citizens Mutual, Citizens Fund and ICO negotiate reinsurance arrangements for each risk on an individual basis. The casualty insurance written by Citizens Mutual, Citizens Fund and ICO is reinsured for losses in excess of $250,000 (previously $100,000) up to a maximum of $5,000,000 per occurrence.

Citizens Mutual, Citizens Fund and ICO also maintain catastrophe reinsurance to protect against property loss occurrences that involve more than one risk. Citizens Mutual, Citizens Fund and ICO have a catastrophe reinsurance contract under which they recover 95.0% of accumulated catastrophic losses in excess of $600,000 up to $1,250,000 and 97.5% of the next $18,750,000 of catastrophic losses. Effective January 1, 1996 Citizens Mutual, Citizens Fund and ICO also reinsure 100% of each umbrella policy up to and including $5,000,000. Prior to this time, Citizens Mutual, Citizens Fund and ICO reinsured 95% of the first $1,000,000 of risk on each umbrella policy and 100% of any umbrella risk in excess of $1,000,000.

Effective January 1, 1996, Citizens Mutual, Citizens Fund and ICO entered into an aggregate excess of loss contract which reinsures losses and allocated loss adjusting expenses in excess of 62% in any accident year. The reinsurer's obligation is limited to 5% of accident year subject net earned premium. Losses and allocated adjusting expenses in excess of 67% are retained by Citizens Mutual, Citizens Fund and ICO.

The reinsurance contracts maintained by Citizens Mutual, Citizens Fund and ICO either have one-year terms or have indefinite terms and may be terminated by the reinsurer or Citizens Mutual, Citizens Fund and ICO on January 1 of any year upon 60 days' notice. The availability and rates of future reinsurance contracts are subject to future market conditions. If the reinsurance market were to become more expensive or restrictive, Citizens Mutual, Citizens Fund and ICO may face greater exposure and higher costs. The inability of Citizens Mutual, Citizens Fund and ICO to obtain reinsurance on acceptable terms or the insolvency of any of their principal reinsurers could have a material adverse effect on the Company.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

When claims are made by or against policyholders, any amounts paid or expected to be paid by Citizens Mutual, Citizens Fund or ICO to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses ("LAE"). Citizens Mutual, Citizens Fund and ICO establish reserves which reflect the estimated unpaid total costs of losses and LAE. These reserves include estimates of the total costs of claims already reported but not yet settled and estimates of the costs of claims that have been incurred but which have not been reported. Among other things, these estimates are based on past claims experience of Citizens Mutual, Citizens Fund and ICO and consider current claim trends as well as changes in social and economic conditions. The effects of inflation are implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results. Citizens Mutual, Citizens Fund and ICO do not have an internal actuary, but management employs actuarial techniques to analyze and develop reserves. In addition, Citizens Mutual, Citizens Fund and ICO contract with outside actuarial consultants to certify reserves for losses and LAE.

The Company believes the reserves currently established by Citizens Fund and ICO for losses and LAE are adequate to cover the ultimate costs. Citizens Fund and ICO do not discount loss reserves. See the table in Part II, Item 8, "Financial Statements and Supplementary Data" concerning the reserves of Citizens Fund and ICO.

The following table shows the development of balance sheet reserves for unpaid losses and LAE for Citizens Fund from 1986 through 1995 and for ICO from October 20, 1989 through December 31, 1995 on a combined basis. The top line of the table represents the estimated amounts of net losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet dates, including losses that had been incurred but not yet reported. The next portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year. The estimate is modified as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy

(deficiency) on net liability" represents the aggregate change in the estimates over all prior years. The last portion of the table shows gross balance sheet reserves less the reinsurance recoverable on unpaid losses as of the respective balance sheet dates and the gross re-estimated reserves less the reinsurance recoverable on unpaid losses as of the current year. This information is available for 1995, 1994, 1993 and 1992 and is a result of the implementation of Statement of Financial Accounting Standard No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement requires the Company to report gross balances on the balance sheet before the effect of reinsurance transactions. The Company now records reinsurance recoverables on paid and unpaid losses and ceded unearned premiums as assets, in contrast to the Company's prior practice of netting these amounts against the corresponding liabilities.

                                                                         Year ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                       1986     1987      1988      1989      1990      1991      1992      1993      1994    1995
                                       ----     ----      ----      ----      ----      ----      ----      ----      ----    ----

                                                                              (in thousands)
Net liability for unpaid
  losses and LAE. . . . . . . . . . .  $139    $1,974    $4,212    $6,853    $9,672   $12,463   $14,061   $15,588   $17,171   18,848

Net liability re-estimated as of:

  One year later. . . . . . . . . . .   139     1,688     3,657     7,588    10,839    12,885    13,266    14,651    16,617
  Two years later.. . . . . . . . . .   139     1,767     4,333     8,791    11,727    12,889    13,149    14,142
  Three years later . . . . . . . . .   139     2,033     4,945     8,804    11,832    12,813    12,785
  Four years later. . . . . . . . . .   139     1,949     4,738     9,169    11,798    13,031
  Five years later. . . . . . . . . .   139     1,790     5,025     9,259    11,813
  Six years later . . . . . . . . . .   139     1,893     4,965     9,215
  Seven years later . . . . . . . . .   139     1,887     4,912
  Eight years later . . . . . . . . .   139     1,874
  Nine years later. . . . . . . . . .   139

Cumulative redundancy
  (deficiency) on net liability . . .     -       100     (700)   (2,362)   (2,141)     (568)     1,276     1,446       554        -

Cumulative amount of net
  liability paid through:

  One year later. . . . . . . . . . .   139       890     1,778     3,535     5,358     6,352     6,119     6,198     7,277        -
  Two years later . . . . . . . . . .   139     1,327     2,727     5,871     8,591     9,395     9,042     9,601
  Three years later . . . . . . . . .   139     1,594     3,741     7,547    10,141    11,110    11,211
  Four years later. . . . . . . . . .   139     1,662     4,303     8,375    10,943    12,260
  Five years later. . . . . . . . . .   139     1,716     4,535     8,770    11,407
  Six years later . . . . . . . . . .   139     1,805     4,727     8,998
  Seven years later . . . . . . . . .   139     1,819     4,804
  Eight years later . . . . . . . . .   139     1,827
  Nine years later. . . . . . . . . .   139

Gross liability - end of year . . . .                                                            16,608    19,392    20,990   24,013
Reinsurance recoverable(1). . . . . .                                                             2,547     3,804     3,819    5,165
                                                                                                 ------    ------    ------   ------
Net liability - end of year . . . . .                                                            14,061    15,588    17,171   18,848

Gross re-estimated liability
  One year later. . . . . . . . . . .                                                            16,100    17,486    21,372
Reinsurance recoverable - latest. . .                                                             2,834     2,835     4,755
                                                                                                 ------    ------    ------
Net re-estimated liability- latest. .                                                            13,266    14,651    16,617

Gross re-estimated liability
  Two years later . . . . . . . . . .                                                            15,417    18,136
Reinsurance recoverable . . . . . . .                                                             2,268     3,994
                                                                                                 ------    ------
Net re-estimated liability. . . . . .                                                            13,149    14,142

Gross re-estimated liability
  Three years later . . . . . . . . .                                                            15,612
Reinsurance recoverable . . . . . . .                                                             2,827
                                                                                                 ------
Net re-estimated liability. . . . . .                                                            12,785

Cumulative redundancy (deficiency)
on gross liability. . . . . . . . . .                                                               996     1,256     (382)

__________
(1) Reinsurance recoverables exclude $49, $55, $1 and $3 of paid recoverables as of December 31, 1995, 1994, 1993 and 1992, respectively.

SEASONALITY OF BUSINESS

In the geographic region where Citizens Mutual and Citizens Fund operate, most weather-related claims, primarily those resulting from tornadoes and severe hailstorms, historically occur during the period from May to September. Most weather-related claims in ICO's geographic region historically occur during the period from March to June. Accordingly, greater losses have been incurred from claims in the second and third quarters of the year than during the rest of the year. Therefore, the Company expects to experience poorer results of operations during these quarters.

INVESTMENTS

An important element of the financial results of the Company is the return on invested assets. The investment portfolios of Citizens Fund and ICO are managed by a professional investment management firm and are under the direction of the Company's Board of Directors. The Company's investment policy is to maximize current yield while maintaining safety of capital together with adequate liquidity for insurance operations.

The investment portfolios consist primarily of fixed maturity tax-exempt and taxable bonds, including United States Government and governmental agency securities and corporate, state and municipal bonds. The entire investment portfolios are classified as "available-for-sale," and therefore, these investments are reported at estimated market value, with unrealized gains and losses, net of deferred taxes, recorded in shareholders' equity. In 1995, the investment portfolios were positively affected by an decrease in interest rates. The Company experienced an after-tax increase of approximately $2.1 million from December 31, 1994 to December 31, 1995 in the market value of its investments in fixed maturities and equity securities.

The following table sets forth the combined investment results of Citizens Fund's and ICO's investment portfolios for the years ended December 31, 1995, 1994 and 1993. Because of the inability to predict future investment yield, the following information should not be considered indicative of future investment results for the Company.

                                          1995           1994           1993
                                       -----------    -----------    -----------
Average invested assets(1) . . . .     $36,718,784    $34,765,854    $33,074,125
Investment income(2) . . . . . . .       2,452,264      2,194,372      1,952,529
Average annualized yield . . . . .             6.7%           6.3%           5.9%
Net realized gains (losses)(3) . .          76,880         (7,422)       606,031
Change in unrealized
 appreciation (depreciation)
 of fixed maturities/
 available-for-sale(3) . . . . . .       3,150,505     (3,238,042)       210,388
Change in unrealized appreciation
 of equity securities(3) . . . . .          99,616          4,788         21,569

__________

(1) Average of the aggregate invested amounts at market at the beginning and end of the year.

(2)  After deduction of investment expenses, but before applicable income taxes.

(3)  Before applicable income taxes.

The following table sets forth the composition of the investment portfolios of Citizens Fund and ICO, based on estimated market values, as of the dates indicated.

                                                         December 31,
                                       ------------------------------------------------
                                                1995                     1994
                                       ----------------------   -----------------------
                                         Amount      Percent      Amount      Percent
                                       -----------  ---------   -----------  ----------
Fixed maturities:
  U.S. Treasury securities and
    obligations of U.S.
  Government corporations
    and agencies . . . . . . . . .     $ 6,748,373     17.2%    $ 7,833,186     22.9%
  Obligations of states and
    public subdivisions. . . . . .       7,131,048     18.2       8,348,303     24.4
  Corporate securities . . . . . .      11,477,976     29.2       8,140,208     23.9
  Mortgage-backed securities . . .      11,664,667     29.7       7,529,212     22.0
                                       -----------    -----     -----------    -----
Total fixed maturities(1). . . . .      37,022,064     94.3      31,850,909     93.2
Equity securities(2) . . . . . . .         791,385      2.0         689,088      2.0
Short-term investments(3). . . . .       1,462,448      3.7       1,621,674      4.8
                                       -----------    -----     -----------    -----
Total investments. . . . . . . . .     $39,275,897    100.0%    $34,161,671    100.0%
                                       -----------    -----     -----------    -----
                                       -----------    -----     -----------    -----

__________

(1) Total cost adjusted for amortization of discount or premium of fixed maturities was $36,174,613 and $34,153,963 on December 31, 1995 and 1994,
     respectively.

(2) Equity securities are valued at market. Total cost of equity securities was $649,278 and $646,597 on December 31, 1995 and 1994, respectively.

(3) Short-term investments are valued at amortized cost, which approximates market.

COMPETITION

The property and casualty insurance industry is highly competitive. Price competition has been particularly intense during recent years and is expected to continue for the foreseeable future. Citizens Mutual, Citizens Fund and ICO compete with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, Citizens Mutual, Citizens Fund and ICO operate through independent agents which represent more than one company and therefore face competition within each agency.

RATING

As a result of the proposed Meridian Acquisition, A. M. Best & Company, Inc., publisher of Best's Insurance Reports, Property-Casualty ("Best's"), has placed its rating of Citizens Mutual, Citizens Fund and ICO under review with positive implications. Best's rating of Citizens Mutual, Citizens Fund and ICO is currently "B++ (Very Good)". As is customary for pooled insurance companies, Citizens Mutual, Citizens Fund and ICO are rated as a group. Best's ratings are based in part on an analysis of the financial condition, operations and strategic plans of insurance companies. These ratings are not designed for investors and do not constitute recommendations to buy, sell or hold any security.

INVESTIGATION AND SETTLEMENT OF CLAIMS

In the ordinary course of business, Citizens Mutual, Citizens Fund and ICO are regularly engaged in the defense of claims arising out of the conduct of their insurance business. Claims under insurance policies written by Citizens Mutual, Citizens Fund and ICO are investigated and settled either by claims adjusters employed by Citizens Mutual, by their independent agents who have the authority to settle small claims or by independent adjusters. Citizens Mutual, Citizens Fund and ICO currently utilize 14 full-time claims adjusters employed by Citizens Mutual. If a claim or loss cannot be settled and results in litigation, Citizens Mutual, Citizens Fund and ICO retain outside counsel to represent them.

In 1995, Citizens Mutual, Citizens Fund and ICO entered into an agreement with a single adjusting company, Adjusting Unlimited ("AU"), covering claims inspection and loss control services. The Company's strategy is to reduce non-legal expenses and severity. AU has the ability to provide claim adjustment services more efficiently through the use of highly automated equipment and by strategically placing their employees in territories serviced by Citizens Mutual, Citizens Fund and ICO.

GOVERNMENT REGULATION

Citizens Fund and Citizens Mutual hold licenses to write property and casualty insurance in Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. ICO and Citizens Fund each hold a license to write property and casualty insurance in Ohio. Citizens Mutual also holds licenses to reinsure property and casualty insurance in Ohio and to write property and casualty insurance in Missouri.

Citizens Mutual, Citizens Fund and ICO are regulated by Minnesota, Ohio and the other states in which they are licensed. The purpose of such regulation is to protect policyholders rather than shareholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke licenses to transact business and to regulate trade practices, investments, premium rates, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and surplus.

Pursuant to Ohio insurance laws, ICO must maintain minimum statutory surplus of $5,000,000 in order to write commercial property and casualty insurance lines. As of December 31, 1995, ICO's statutory surplus was $5,287,053.

Citizens Mutual and the Company have agreed that, without prior approval of Minnesota state regulatory authorities, neither of the two companies will engage in any transaction which would result in Citizens Mutual and the directors, officers and employees of, and employee benefit or stock ownership plans sponsored by, Citizens Mutual, the Company, and Citizens Fund owning less than 35.0% of the issued and outstanding voting stock of the Company. In addition, the Minnesota insurance statutes require that Citizens Mutual have "voting control" of the Company. Voting control is presumed to exist if Citizens Mutual owns at least 10% of the voting securities of the Company.

Under Minnesota and Ohio laws, dividends which may be paid by Citizens Fund and ICO to the Company are restricted. The information contained under Note 14 of Notes to Consolidated Financial Statements is incorporated herein by reference.

In addition to regulatory supervision of Citizens Mutual, Citizens Fund and ICO, the Company is subject to statutes governing insurance holding company systems. Typically, such statutes require the Company to periodically file information with the state insurance commissioner, including information concerning its capital structure, ownership, financial condition and general business operations and material intercompany transactions not in the ordinary course of business. In addition, these laws require administrative approval of a change in control of insurance companies.

The regulatory authorities of the states in which Citizens Mutual and Citizens Fund operate require them to deposit securities with the Minnesota Department of Commerce for the benefit of policyholders. ICO is required to deposit securities with the Ohio Insurance Department. Amounts deposited may only be used for the purpose of paying claims. At December 31, 1995, the securities on deposit by Citizens Fund with the Minnesota Department of Commerce had a market value of $705,671. At December 31, 1995, the securities on deposit by ICO with the Ohio Insurance Department had a market value of $259,140.

Under insolvency or guaranty laws in all states in which Citizens Mutual, Citizens Fund and ICO operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. Assessments are based on prior years' experience or prior years' direct premiums written. In addition, other state laws require Citizens Mutual, Citizens Fund and ICO to participate in various mandatory pools or underwriting associations in certain states in which they operate. During 1995, 1994 and 1993, Citizens Fund's and ICO's portion of total paid assessments was approximately $402,000, $287,000 and $290,000, respectively.

In 1994, Citizens Fund and ICO received refunds of $592,398 of excess ceded reinsurance premiums from the Minnesota Workers' Compensation Reinsurance Association. These refunds were required to be distributed to certain Workers' Compensation policyholders under legislation passed by the State of Minnesota in 1992. This legislation was challenged by a group of insurers and on January 31, 1995, the US Court of Appeals for the Eighth Circuit upheld a lower court ruling that found the legislation to be unconstitutional. Citizens Fund and ICO recorded such refunds as premiums earned in 1995 which were recognized in net income accordingly.

In December 1993, the National Association of Insurance Commissioners approved a model risk-based capital formula for property and casualty insurers to be effective with the 1994 statutory annual statement. Citizens Mutual, Citizens Fund and ICO have adequate surplus to meet these requirements.

EMPLOYEES AND MANAGEMENT SERVICES

The Company, Citizens Fund and ICO have no employees, and Citizens Mutual provides the services of its employees to the Company, Citizens Fund and ICO under a management services agreement (the "Management Services Agreement"). Under the Management Services Agreement, Citizens Fund and ICO pay 75% of all salaries and related expenses of Citizens Mutual's employees. In addition, the Company pays Citizens Mutual for services that are performed specifically for the Company.

Pursuant to the Management Services Agreement, the employees will be transferred to the Company when Citizens Mutual owns shares of Common Stock and Preferred Stock that constitute less than 50% of the voting power of all outstanding voting securities of the Company. After the transfer of such employees, Citizens Mutual would pay 25% of all employee related expenses of the Company.

Citizens Fund and ICO also pay 75% of the total expenses relating to data processing equipment and other employee support facilities. Prior to October 20, 1989, Citizens Fund paid 70% of such expenses. If the Pooling Agreement is amended, the Management Services Agreement provides that the percentage of expenses paid by Citizens Fund and ICO will change to equal the new percentages of the pool allocated to Citizens Fund and ICO. The Management Services Agreement expires on December 31, 1996 and is subject to automatic renewal on an annual basis.

ITEM 2. PROPERTIES

The principal office of the Company in Red Wing, Minnesota, consists of approximately 30,000 square feet and is leased by Citizens Mutual under a lease expiring on December 31, 2002. Citizens Mutual may terminate the lease upon prior written notice of one year. Citizens Mutual also has the option to extend the lease for two periods of five years. Under the terms of the Management Services Agreement, Citizens Mutual and the Company have the right to occupy the premises jointly. Citizens Mutual also leases an additional office in Red Wing, Minnesota, consisting of approximately 3,300 square feet under a lease expiring on June 30, 1998. The lease is automatically extended for an additional 60 months. Although, Citizens Mutual may terminate the lease upon written notice prior to April 1, 1998. ICO leases an office in Mansfield, Ohio, which consists of approximately 2,700 square feet under a lease which expires on January 3, 1997. ICO is subleasing the Mansfield, Ohio office space.

The annual rent on offices is currently $314,412 plus the amount of real estate taxes, utility, insurance and common area maintenance expenses. Citizens Fund and ICO pay 75% of the rent and all other expenses under the leases. If the Pooling Agreement is amended, the Management Services Agreement provides that this percentage will change to equal the new percentage of the pool allocated to Citizens Fund and ICO.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Stock ($.01 par value) of the Company trades on The Nasdaq Small-Cap Market under the symbol "CSGI".

The following table sets forth the high and low bid quotations as reported by Nasdaq for each quarterly period during 1995 and 1994.

               1995               High           Low
          ---------------        -----          -----
          First Quarter          $3.63          $3.13
          Second Quarter          4.50           3.50
          Third Quarter           4.50           4.25
          Fourth Quarter          5.00           4.38


               1994               High           Low
          ---------------        -----          -----
          First Quarter          $3.25          $3.25
          Second Quarter          4.13           3.25
          Third Quarter           3.75           3.38
          Fourth Quarter          3.50           3.25

HOLDERS

There were 115 holders of record of Common Stock as of March 19, 1996. The Company believes there were more than 1,000 beneficial owners of its Common Stock as of March 19, 1996.

DIVIDENDS

The Company does not intend to pay cash dividends to holders of its Common Stock for the foreseeable future. As a result of changes in state insurance statutes and covenants contained in its bank loan agreement, the Company has not paid any cash dividends with respect to its Common Stock since 1992. As a holding company, the Company's source of cash is dividends from its subsidiaries and payments under a capital access fee agreement with Citizens Mutual, Citizens Fund and ICO. See Part III, Item 13, "Certain Relationships and Related Transactions." These subsidiaries are subject to state laws and regulations which restrict their ability to pay dividends. See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company as of December 31, 1990 through 1995 and for the years then ended are derived from the consolidated financial statements of Citizens Security Group Inc. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements for 1995, 1994 and 1993 and KPMG Peat Marwick LLP's report thereon are included in Part II, Item 8, "Financial Statements and Supplementary Data."

                                                 1995           1994           1993           1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------
                                            (in thousands, except per common share data)
STATEMENT OF OPERATIONS DATA:
  Premiums earned. . . . . . . . . . . . .      $30,635        $27,349        $24,489        $24,288        $24,048        $21,359
  Investment income, less related
    expenses . . . . . . . . . . . . . . .        2,452          2,194          1,953          2,002          2,093          1,932
  Realized gains (losses) on investments .           77             (7)           606             39            998             60
      Total revenues . . . . . . . . . . .       33,729         30,046         27,443         26,697         27,458         23,608
  Losses and loss adjustment
    expenses incurred. . . . . . . . . . .       21,347         18,569         16,424         16,575         18,947         15,231
      Income (loss) before cumulative
        effect of accounting change. . . .        1,441          1,382          1,464            801           (114)            77
  Cumulative effect of accounting
    change - income tax. . . . . . . . . .            -              -             38              -              -              -
      Net income (loss). . . . . . . . . .        1,441          1,382          1,502            801           (114)            77
  Earnings (loss) per common share*. . . .          .64            .57            .52            .31           (.04)           .03

BALANCE SHEET DATA:
  Total investments. . . . . . . . . . . .      $39,276        $34,162        $35,370        $30,054        $34,859        $27,219
  Insurance premiums receivable. . . . . .        8,323          7,238          5,992          5,220          5,053          4,772
      Total assets . . . . . . . . . . . .       61,291         54,650         52,613         46,997         47,338         38,729
  Reserves for losses and loss
    adjustment expenses. . . . . . . . . .       24,013         20,990         19,392         16,608         12,847          9,918
  Unearned premiums. . . . . . . . . . . .       16,632         15,673         13,150         11,978         11,494         10,648
  Bank loan payable. . . . . . . . . . . .          999          1,519          2,569          3,429          4,286          5,143
      Total liabilities. . . . . . . . . .       44,324         41,101         38,080         34,777         36,154         27,427
      Shareholders' equity . . . . . . . .       16,967         13,549         14,532         12,220         11,185         11,302
  Shareholders' equity per
    common share*. . . . . . . . . . . . .         7.58           5.52           4.99           4.20           4.36           4.41
  Dividends declared and
    paid per common share. . . . . . . . .            -              -              -            .04            .08            .08

- -------------------
* All per common share information for 1995 and 1994 reflects the March 1994 stock exchange transaction and the deduction of preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements and the related notes included in Part II,
Item 8, "Financial Statements and Supplementary Data" should be read in conjunction with the following discussion as they contain important information for evaluation of the Company's financial condition and operating results.

RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

Property and casualty insurance policies are priced before costs are known as premiums are determined before losses are reported. The profitability of insurers is affected by many factors, including the severity and frequency of claims, natural disasters, interest rates, crime rates, general business conditions, regulatory measures, and court decisions that define and expand the extent of coverage and amount of compensation due for injuries or losses.

The property and casualty insurance industry experienced record catastrophe losses in recent years as a result of hurricanes, floods, earthquakes and other natural disasters. While the Company was not adversely affected by these catastrophic losses, they will have a lasting effect on how the insurance industry evaluates exposures.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Direct premiums written increased 7.9 percent in 1995 over the comparable amount in 1994 primarily because of growth in commercial lines of business. The growth is also attributable to an increase in policies written with agents that the Company has designated as "Partner" agencies. As anticipated, this growth was somewhat offset by the effect of the Company's decision not to write new business with certain agencies that do not fit within the Company's long-term marketing strategies.

Net premiums earned increased 12.0 percent in 1995 over 1994. In the first quarter of 1995, net premiums earned were positively affected by a $592,398 refund of excess ceded premiums received from the Minnesota Workers' Compensation Reinsurance Association ("MWCRA").

The property and casualty insurance market continues to be competitive. Although revenues from the Company's association business grew approximately 32 percent in 1995 compared to association revenues during 1994, the workers' compensation market in Minnesota and Wisconsin is intensely competitive. The Company's current strategy is to maintain rate adequacy in order not to jeopardize underwriting results.

Net investment income increased 11.8 percent in 1995 over 1994, primarily as a result of an increase in invested assets. Realized gains on investments were $76,880 in 1995 compared to a realized loss of $7,422 in 1994. The Company continued to shorten the duration of the investment portfolios in order to decrease exposure to interest rate volatility.

The Company's loss ratio was 62.0 percent in 1995 compared to 59.3 percent in 1994. The Company experienced a 12.7 percent decrease in the number of claims in 1995 compared to 1994; however, this decrease was offset by an increase in severe claims during 1995. The Company experienced an increase in the severity of claims mainly in the homeowners line of business as a result of catastrophe hailstorms in Iowa, North Dakota and South Dakota and in the personal automobile line due to major accidents. The increase in severity was partially offset by favorable development of prior years' workers' compensation losses in 1995.

The Company continued to decrease loss adjustment expenses in 1995. The Company's loss adjustment expense ratio (loss adjustment expenses to premiums earned) was 7.7 percent in 1995 compared to 8.6 percent in 1994. The majority of this decrease occurred as a result of utilizing one outside vendor to handle certain adjusting functions previously handled by many outside vendors.

The Company's expense ratio (total operating expenses to premiums earned) in 1995 was approximately the same as the expense ratio reported in 1994.

In evaluating its financial performance, the Company focuses on after-tax operating results before consideration of realized investment gains or losses. Management believes operating results are a better indicator of the Company's financial performance because it eliminates the variability associated with such gains or losses. After-tax operating income, excluding realized gains and losses, was $1,389,643 in 1995 compared to $1,386,961 in 1994. This resulted in operating earnings per common share of $.61 in 1995 (after deduction of Preferred Stock dividends) compared to $.57 in 1994. The MWCRA refund, in addition to accrued interest income associated with such refund, accounted for net income of approximately $410,000, or $.25 per common share, in the first quarter of 1995.

Net income was $1,440,523, or $.64 per common share, in 1995 compared to net income of $1,381,538, or $.57 per common share, in 1994.


YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

Direct premiums written increased 13.5 percent in 1994 over the comparable amount in 1993. The growth was primarily attributable to an increase in the number of policies written for personal automobile, commercial multi-peril, workers' compensation and related commercial lines in Iowa, Minnesota and Wisconsin.

Net premiums written in 1994 rose 16.3 percent over the comparable amount in 1993 mainly as the result of the increase in direct premiums written. The Company's net premiums written also increased by $592,398 due to a refund of excess ceded premiums from the MWCRA. Net written premiums and unearned premiums as of December 31, 1994 were increased by this amount. Net premiums earned in 1994 increased 11.7 percent over 1993.

Net investment income was $2,194,372 for 1994 compared to $1,952,529 for 1993. This increase over 1993 results was primarily from an increase in invested assets. The Company experienced realized losses on investments of $7,422 in 1994 compared to realized gains of $606,031 in 1993. During the first quarter of 1993, the Company took advantage of favorable conditions in the bond market and repositioned a portion of its investment portfolio to reduce its exposure to fixed maturities being called before maturity.

The Company's loss ratio was 59.3 percent in 1994 compared to 54.5 percent in 1993. The Company experienced a 13.5 percent increase in the number of claims for the year ended December 31, 1994 compared to the same period in 1993. In addition, the Company experienced an increase in the severity of claims during 1994. The majority of the increase in claim frequency and severity occurred in the homeowners line of business as a result of a catastrophe hailstorm which occurred on August 18 and 19, 1994, in three separate locations in Iowa, Minnesota and North Dakota. The increase in claim frequency and severity was partially offset by favorable development primarily in commercial multi-peril, commercial automobile liability and homeowners lines of business related to claims incurred prior to 1994.

The Company aggressively decreased loss adjustment processing costs in 1994. The Company's loss adjustment expense ratio was 8.6 percent in 1994 compared to 12.5 percent in 1993. The majority of this decrease occurred as a result of adding in-house staff to handle certain adjusting functions previously handled by outside vendors. The Company also realized a decrease of approximately $169,000 in loss adjustment expenses during 1994 as a result of a reclassification of expenses into insurance operating expenses based on a recent study of the allocation of expenses between loss adjustment and underwriting.

As a result of the expense reallocation, the Company's expense ratio for 1994 increased nearly one percentage point as compared to the expense ratio for 1993.

After-tax operating income, excluding realized gains and losses, increased 30 percent to $1,386,961 in 1994 from $1,062,887 in 1993. This increase resulted in operating earnings per common share of $.57 in 1994 (after effect of the March 1994 stock exchange of Common Stock for Preferred Stock by Citizens Mutual and the deduction of Preferred Stock dividends) compared to $.37 in 1993.

Net income was $1,381,538, or $.57 per common share, in 1994 compared to net income of $1,501,918, or $.52 per common share, in 1993.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance premiums and net investment income. The principal outflows of cash are payments of claims, taxes and operating expenses. The amount of cash provided from operating activities was $2,557,371 in 1995 and $3,826,575 in 1994. The Company's subsidiaries generate sufficient cash to meet their operating requirements.

In December 1993, the National Association of Insurance Commissioners approved a model risk-based capital formula for property and casualty insurers to be effective with the 1994 statutory annual statement. The Company's subsidiaries have adequate surplus to meet these requirements.

INVESTING ACTIVITIES

In addition to the cash provided from operations, the Company maintains liquidity in its subsidiaries' investment portfolios. At December 31, 1995, Citizens Fund and ICO had total investments, at market value, of $39,275,897 compared to $34,161,671 at December 31, 1994.

In 1995, the Company's subsidiaries' investment portfolios were effected by a change in economic conditions which led to a decrease in interest rates. The Company experienced an after-tax increase of approximately $2.1 million from December 31, 1994 to December 31, 1995 in the market value of its investments in fixed maturities and equity securities. The entire investment portfolio is classified as "available-for-sale," and, therefore, these investments are reported at estimated market value, with unrealized gains and losses, net of deferred taxes, recorded in shareholders' equity. Citizens Fund's and ICO's investment portfolios consist almost entirely of fixed maturity bonds, of which 97% are rated "A" or higher by investment rating agencies. The Company does not own real estate, junk bonds or high-risk derivative products.

The Company's subsidiaries' investment portfolios are managed by an investment advisor under the direction of the Company's Board of Directors.

At December 31, 1995, the Company, Citizens Fund and ICO held cash and short-term investments of $2,753,621. Management believes these funds provide adequate liquidity for the payment of claims and other short-term cash needs.

FINANCING ACTIVITIES

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan to fund the purchase of ICO. On November 9, 1995, the bank loan was assigned by the lender to Goodhue County National Bank of Red Wing, Minnesota ("GCNB"). The principal balance of the bank loan remaining to be paid as of December 31, 1995 was $999,000. The current interest rate is 8.75 percent, but the rate is variable and is tied to the prime rate. Under the bank loan agreement, the Company agreed to certain restrictive covenants. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."

On March 31, 1994, Citizens Mutual exchanged 1,250,000 shares of Common Stock for 1,250,000 shares of Preferred Stock issued by the Company. Annual cumulative dividends totaling $347,813 ($.27825 per share) are payable with respect to the Preferred Stock.

As a holding company, the Company depends on cash dividends from its subsidiaries and fees payable under a capital access fee agreement to make principal and interest payments due under the loan agreement and provide funds for preferred stock dividends and other expenses. Citizens Fund and ICO are restricted under state insurance laws as to the amount of dividends that may be paid without the approval of such regulatory authorities. See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                  Citizens Security Group Inc. and Subsidiaries

                                                                            December 31,
                                                                     --------------------------
                                                                         1995            1994
- -----------------------------------------------------------------------------------------------
ASSETS:
  Investments:
    Fixed maturities, at market (amortized cost of $36,174,613 and
      $34,153,963, respectively) . . . . . . . . . . . . . . . . .   $37,022,064    $31,850,909
  Equity securities, at market (cost of $649,278 and $646,597,
    respectively). . . . . . . . . . . . . . . . . . . . . . . . .       791,385        689,088
  Short-term investments . . . . . . . . . . . . . . . . . . . . .     1,462,448      1,621,674
- -----------------------------------------------------------------------------------------------
    Total investments. . . . . . . . . . . . . . . . . . . . . . .    39,275,897     34,161,671
  Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,291,173      1,099,677
  Receivables:
    Insurance premiums receivable. . . . . . . . . . . . . . . . .     8,322,717      7,238,448
    Reinsurance recoverable. . . . . . . . . . . . . . . . . . . .     5,214,073      3,874,223
- -----------------------------------------------------------------------------------------------
      Total receivables. . . . . . . . . . . . . . . . . . . . . .    13,536,790     11,112,671
  Deferred policy acquisition costs. . . . . . . . . . . . . . . .     2,427,418      2,298,703
  Prepaid reinsurance premiums . . . . . . . . . . . . . . . . . .     2,395,744      2,299,649
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . .       745,000      1,684,000
  Equipment, at cost less accumulated depreciation . . . . . . . .       594,525        840,625
  Accrued investment income. . . . . . . . . . . . . . . . . . . .       573,303        494,943
  Excess of cost over net assets acquired. . . . . . . . . . . . .       309,297        451,517
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       141,896        206,259
- -----------------------------------------------------------------------------------------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . .   $61,291,043    $54,649,715
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Liabilities:
    Reserves for losses and loss adjustment expenses . . . . . . .   $24,012,866    $20,989,736
    Unearned premiums. . . . . . . . . . . . . . . . . . . . . . .    16,632,332     15,672,948
    Bank loan payable. . . . . . . . . . . . . . . . . . . . . . .       999,000      1,518,920
    Unearned compensation. . . . . . . . . . . . . . . . . . . . .       329,999        509,999
    Due to Citizens Mutual . . . . . . . . . . . . . . . . . . . .        76,616        215,850
    Current income tax payable . . . . . . . . . . . . . . . . . .        90,423        118,229
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . .     2,182,897      2,074,955
- -----------------------------------------------------------------------------------------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . .    44,324,133     41,100,637
- -----------------------------------------------------------------------------------------------
  Shareholders' equity:
    Preferred stock, $.01 par value; 7.95% Series A; 1,250,000
      shares authorized, issued and outstanding. . . . . . . . . .     4,375,000      4,375,000
    Common stock, $.01 par value; 10,000,000 shares
      authorized; 1,661,585 shares issued and outstanding. . . . .        16,616         16,616
    Additional paid-in capital . . . . . . . . . . . . . . . . . .     5,097,360      5,097,360
    Unearned compensation. . . . . . . . . . . . . . . . . . . . .      (329,999)      (509,999)
    Unrealized appreciation (depreciation) of investments in fixed
      maturities and equity securities, net of related taxes . . .       652,558     (1,492,563)
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . .     7,155,375      6,062,664
- -----------------------------------------------------------------------------------------------
      Total shareholders' equity . . . . . . . . . . . . . . . . .    16,966,910     13,549,078
  Commitments and contingencies (notes 8 and 10) . . . . . . . . .             -              -
- -----------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity . . . . . . . . .   $61,291,043    $54,649,715
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
                  Citizens Security Group Inc. and Subsidiaries

                                                                    Year ended December 31,
                                                           -----------------------------------------
                                                              1995           1994            1993
- ----------------------------------------------------------------------------------------------------
REVENUES:
  Premiums earned. . . . . . . . . . . . . . . . . . .     $30,635,266    $27,349,069    $24,488,918
  Investment income, less related expenses . . . . . .       2,452,264      2,194,372      1,952,529
  Realized gains (losses) on investments . . . . . . .          76,880         (7,422)       606,031
  Other income . . . . . . . . . . . . . . . . . . . .         564,594        510,329        395,059
- ----------------------------------------------------------------------------------------------------
    Total revenues . . . . . . . . . . . . . . . . . .      33,729,004     30,046,348     27,442,537
- ----------------------------------------------------------------------------------------------------

LOSSES AND EXPENSES:
  Losses and loss adjustment expenses incurred . . . .      21,346,784     18,569,082     16,424,267
  Policy acquisition costs . . . . . . . . . . . . . .       5,461,203      5,216,627      4,845,920
  Interest expense . . . . . . . . . . . . . . . . . .         163,656        276,791        243,563
  Other operating expenses . . . . . . . . . . . . . .       4,815,027      4,230,278      3,809,869
- ----------------------------------------------------------------------------------------------------
    Total losses and expenses. . . . . . . . . . . . .      31,786,670     28,292,778     25,323,619
- ----------------------------------------------------------------------------------------------------

    Income before income taxes . . . . . . . . . . . .       1,942,334      1,753,570      2,118,918
Income tax expense . . . . . . . . . . . . . . . . . .         501,811        372,032        655,000
- ----------------------------------------------------------------------------------------------------

    Income before cumulative effect of
      accounting change. . . . . . . . . . . . . . . .       1,440,523      1,381,538      1,463,918
Cumulative effect of accounting change - income tax. .               -              -         38,000
- ----------------------------------------------------------------------------------------------------
    Net Income . . . . . . . . . . . . . . . . . . . .     $ 1,440,523    $ 1,381,538    $ 1,501,918
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Weighted average common shares and
  common equivalent shares outstanding . . . . . . . .       1,699,550      1,973,010      2,915,171
- ----------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE:
  Income before cumulative effect of accounting change     $       .64    $       .57    $       .51
  Cumulative effect of accounting change - income tax.               -              -            .01
- ----------------------------------------------------------------------------------------------------
    Net income per common share. . . . . . . . . . . .            $.64           $.57           $.52
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                  Citizens Security Group Inc. and Subsidiaries

                                                                    Year ended December 31,
                                                           -----------------------------------------
                                                              1995           1994            1993
- ----------------------------------------------------------------------------------------------------
PREFERRED STOCK, beginning of period . . . . . . . . .     $ 4,375,000    $         -    $         -
  Issuance of 7.95% Series A . . . . . . . . . . . . .               -      4,375,000              -
- ----------------------------------------------------------------------------------------------------
    Preferred stock, end of period . . . . . . . . . .       4,375,000      4,375,000              -
- ----------------------------------------------------------------------------------------------------

COMMON STOCK, beginning of period. . . . . . . . . . .          16,616         29,116         29,116
  Common stock exchanged . . . . . . . . . . . . . . .               -        (12,500)             -
- ----------------------------------------------------------------------------------------------------
    Common stock, end of period. . . . . . . . . . . .          16,616         16,616         29,116
- ----------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL, beginning of period. . . .       5,097,360      9,609,674      9,609,674
  Common stock exchanged . . . . . . . . . . . . . . .               -     (4,512,314)             -
- ----------------------------------------------------------------------------------------------------
    Additional paid-in capital, end of period. . . . .       5,097,360      5,097,360      9,609,674
- ----------------------------------------------------------------------------------------------------

UNEARNED COMPENSATION, beginning of period . . . . . .        (509,999)      (689,998)      (870,004)
 Employee Stock Ownership Plan principal payments. . .         180,000        179,999        180,006
- ----------------------------------------------------------------------------------------------------
    Unearned compensation, end of period . . . . . . .        (329,999)      (509,999)      (689,998)
- ----------------------------------------------------------------------------------------------------

UNREALIZED APPRECIATION (DEPRECIATION), beginning
    of period. . . . . . . . . . . . . . . . . . . . .      (1,492,563)       641,691         11,134
    Change due to adoption of SFAS No.115. . . . . . .               -              -        616,988
    Change in unrealized appreciation (depreciation),
      net of taxes . . . . . . . . . . . . . . . . . .       2,145,121     (2,134,254)        13,569
- ----------------------------------------------------------------------------------------------------
    Unrealized appreciation (depreciation),
      end of period. . . . . . . . . . . . . . . . . .         652,558     (1,492,563)       641,691
- ----------------------------------------------------------------------------------------------------

RETAINED EARNINGS, beginning of period . . . . . . . .       6,062,664      4,941,985      3,440,067
  Net income . . . . . . . . . . . . . . . . . . . . .       1,440,523      1,381,538      1,501,918
  Series A preferred stock dividend. . . . . . . . . .        (347,812)      (260,859)             -
- ----------------------------------------------------------------------------------------------------
    Retained earnings, end of period . . . . . . . . .       7,155,375      6,062,664      4,941,985
- ----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . .     $16,966,910    $13,549,078    $14,532,468
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Citizens Security Group Inc. and Subsidiaries

                                                                    Year ended December 31,
                                                           -----------------------------------------
                                                              1995           1994            1993
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .     $ 1,440,523    $ 1,381,538    $ 1,501,918
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Change in:
      Insurance premiums receivable. . . . . . . . . .      (1,084,269)    (1,246,434)      (772,184)
      Reinsurance recoverable. . . . . . . . . . . . .      (1,339,850)       (69,140)    (1,255,149)
      Due from/to Citizens Mutual. . . . . . . . . . .        (139,234)       215,850        604,670
      Prepaid reinsurance premiums . . . . . . . . . .         (96,095)      (160,186)      (113,304)
      Deferred policy acquisition costs. . . . . . . .        (128,715)      (215,765)      (143,350)
      Deferred income taxes. . . . . . . . . . . . . .        (166,000)      (221,000)      (103,000)
      Reserves for losses and loss adjustment expense.       3,023,130      1,597,610      2,784,409
      Unearned premiums. . . . . . . . . . . . . . . .         959,384      2,523,367      1,171,125
      Income tax payable . . . . . . . . . . . . . . .         (27,806)       (85,678)        57,509
      Other liabilities. . . . . . . . . . . . . . . .         107,942           (897)       134,690
    Depreciation and amortization. . . . . . . . . . .         121,548        233,823        314,423
    Realized losses (gains). . . . . . . . . . . . . .         (76,880)         7,422       (606,031)
    Other, net . . . . . . . . . . . . . . . . . . . .         (36,307)      (133,935)      (130,410)
- ----------------------------------------------------------------------------------------------------
      Net cash provided by operating activities. . . .       2,557,371      3,826,575      3,445,316
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from fixed maturities called or matured .       2,611,887      2,407,203      8,400,551
    Proceeds from fixed maturities sold. . . . . . . .       7,725,730      7,074,596     24,663,805
    Proceeds from equity securities sold . . . . . . .           9,500          5,550              -
    Cost of fixed maturities acquired. . . . . . . . .     (12,040,383)   (11,753,978)   (36,490,431)
    Cost of equity securities acquired . . . . . . . .         (10,605)             -       (272,000)
    Cost of equipment disposed (acquired). . . . . . .          46,502         92,012       (446,714)
    Change in due from investment broker . . . . . . .               -              -        195,196
- ----------------------------------------------------------------------------------------------------
      Net cash used in investing activities. . . . . .      (1,657,369)    (2,174,617)    (3,949,593)
- ----------------------------------------------------------------------------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
    Cost of issuance of Series A preferred stock . . .               -       (149,814)             -
    Repayment of bank loan . . . . . . . . . . . . . .        (519,920)    (1,050,000)      (859,651)
    Series A preferred stock dividends . . . . . . . .        (347,812)      (260,859)             -
    Other. . . . . . . . . . . . . . . . . . . . . . .               -        (28,211)        (4,497)
- ----------------------------------------------------------------------------------------------------
      Net cash used in financing activities. . . . . .        (867,732)    (1,488,884)      (864,148)
- ----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term
  investments. . . . . . . . . . . . . . . . . . . . .          32,270        163,074     (1,368,425)
Cash and short-term investments at beginning of period       2,721,351      2,558,277      3,926,702
- ----------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period . . .      $2,753,621     $2,721,351     $2,558,277
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993


                            (1) BASIS OF PRESENTATION

Citizens Security Group Inc. (the "Company") was incorporated on September 12, 1986 and is currently 54.5 percent owned by Citizens Security Mutual Insurance Company ("Citizens Mutual"). Citizens Fund Insurance Company ("Citizens Fund"), a wholly-owned subsidiary of the Company, was incorporated on September 15, 1986. Insurance Company of Ohio ("ICO"), a wholly-owned subsidiary of the Company, was acquired by the Company effective as of October 20, 1989. As used herein, "Subsidiaries" refers to Citizens Fund and ICO. The consolidated financial statements include the accounts of the Company and Subsidiaries. All significant intercompany balances have been eliminated in consolidation.

The Subsidiaries and Citizens Mutual provide personal and commercial insurance products throughout the states of Iowa, Minnesota, Missouri, North Dakota, Ohio, South Dakota, and Wisconsin.

The Subsidiaries and Citizens Mutual are parties to a reinsurance pooling agreement. Under the pooling agreement, all premiums, losses, loss adjustment expenses and underwriting expenses of the three companies are combined and prorated between the parties based on their participation in the pool. Since October 20, 1989, the Subsidiaries have been 75 percent participants in the pool and Citizens Mutual has been a 25 percent participant.

Citizens Fund and Citizens Mutual losses incurred prior to October 20, 1989 (but not prior to December 24, 1986) are pooled 70 percent to Citizens Fund and 30 percent to Citizens Mutual. Losses incurred prior to December 24, 1986 are incurred solely by Citizens Mutual.

Pursuant to a loss and loss adjustment expense agreement between Prudential-LMI Commercial Insurance Company ("Prudential-LMI") and ICO, ICO losses incurred prior to October 20, 1989 are incurred solely by Prudential-LMI regardless of when such losses are reported or paid.

Under the terms of a management services agreement, Citizens Mutual provides the Company and Subsidiaries with facilities, employees and substantially all services required to conduct its business. In return, the Subsidiaries pay 75 percent of the related expenses of Citizens Mutual, which consist primarily of salaries, employee benefits, rent and depreciation of equipment. In addition, the Company pays Citizens Mutual for services that are performed specifically for the Company.

The Company entered into a capital access fee agreement on March 31, 1994 under which the Subsidiaries and Citizens Mutual pay a fee to the Company in consideration of its ability to raise capital for the combined insurance operations of the Subsidiaries and Citizens Mutual. The fee is paid monthly in an amount equal to one percent of the aggregate direct written premiums of the Subsidiaries and Citizens Mutual. Of the total monthly fee, 75 percent of the fee is paid by the Subsidiaries and 25 percent by Citizens Mutual. Citizens Mutual's obligation to pay its portion of the fee will terminate on the earlier of (i) the date on which the Company's currently outstanding bank loan (or any indebtedness incurred to refinance such loan) is repaid in full or (ii) the closing date of the Company's next public offering of securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993

On February 8, 1996, Meridian Insurance Group, Inc., ("Meridian") and the Company announced that they entered into a letter of intent providing for Meridian's acquisition of the Company for approximately $29 million in cash. Common shareholders of the Company would receive approximately $12.50 per common share, and the preferred shareholder, Citizens Mutual, would receive approximately $4.4 million for the Company's preferred stock. In conjunction with the transaction, Meridian would also assume control of Citizens Mutual and the Subsidiaries and Citizens Mutual would enter into arrangements with the Meridian Insurance Group companies relating to the pooling of insurance.

                 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                   INVESTMENTS
The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993. The Company classified its entire fixed maturity and equity investment portfolios as "available-for-sale." Accordingly, these investments are reported at estimated market value with unrealized gains and losses, net of deferred taxes, recorded in shareholders' equity. Classifying these portfolios as "available-for-sale" does not impact net income. Estimated market value is based on quoted market prices where available. Where quoted market prices are not available, market value is estimated using values obtained from independent pricing services.

Short-term investments include investments maturing within one year, money market instruments and mutual funds. Short-term investments with original maturities of three months or less are considered cash equivalents for purposes of the Consolidated Statements of Cash Flows. The carrying amount reported in the balance sheets for cash and short-term investments approximate their fair value.

Realized gains or losses on sales of investments, based on specific identification of the investments sold, are credited or charged to income. Changes in unrealized appreciation or depreciation resulting from changes in the market value of investments are credited or charged to shareholders' equity, net of deferred income taxes, if any.

                                    PREMIUMS
Premiums are recognized as revenue on a pro rata basis over the terms of the respective policies. Unearned premiums are calculated on the daily pro rata basis.

                        DEFERRED POLICY ACQUISITION COSTS
Policy acquisition costs such as commissions, premium taxes and certain other underwriting expenses, which vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies. If deferred policy acquisition expenses were to exceed the sum of unearned premiums and related anticipated investment income less losses and loss adjustment expenses, the excess costs would be expensed immediately.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993

                RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The Company provides reserves for losses based upon aggregate case basis estimates for losses reported and estimates of unreported losses, less reductions for estimated amounts recoverable for salvage and subrogation. The estimated amounts recoverable for salvage and subrogation were $685,000 and $695,000 at December 31, 1995 and 1994, respectively. The Company provides reserves for loss adjustment expenses by estimating expenses to be incurred in settlement of the claims. Estimated losses and loss adjustment expenses recoverable from reinsurers are reflected as assets.

The reserves for losses and loss adjustment expenses are considered adequate to cover the ultimate net cost of losses and loss adjustment expenses. Since the reserves are necessarily based on estimates, the ultimate liability may be more or less than such reserves. Any adjustments made to reserves are reflected in the operating results of the year during which the adjustments are made.

                                BANK LOAN PAYABLE
The carrying amount reported in the Consolidated Balance Sheets for the bank loan payable approximates its fair value.

                                    EQUIPMENT
Equipment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets.

                                  INCOME TAXES
Deferred Federal income taxes are provided to recognize temporary differences between income determined for financial reporting purposes and income determined for Federal income tax purposes and changes during the year in cumulative temporary differences between the tax basis and book basis and liabilities.

                            EARNINGS PER COMMON SHARE
Earnings per common share are calculated based on the weighted average number of common and common equivalent shares outstanding and after net income is reduced by dividends on the Company's Series A preferred stock. Declared preferred stock dividends were $347,812 and $260,859 in 1995 and 1994, respectively.

                     EXCESS OF COST OVER NET ASSETS ACQUIRED
The excess of cost over net assets acquired of $1,184,550, less accumulated amortization of $875,253 and $733,033 as of December 31, 1995 and 1994, respectively, represents the unamortized excess of cost over underlying net tangible assets of ICO at the date of acquisition. The original amount is being amortized on a straight-line basis over an average life of approximately nine years. The Company monitors the value of goodwill and would reduce the carrying value against expenses if it was determined that goodwill had been impaired.

                                USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993

reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Similar to most companies with property and casualty insurance operations, the Company's gross and net reserves for losses and loss adjustment expenses and deferred acquisition costs, although supported by actuarial projections and other data, are ultimately based on management's reasoned expectations of future events. It is reasonably possible that the expectations associated with these accounts could change in the near term (i.e., within one year) and that the effect of such changes could be material to the consolidated financial statements.

                                RECLASSIFICATIONS
The Company reclassified some figures in prior years' financial statements to conform with the 1995 presentation.

                                 (3) INVESTMENTS

The following schedule summarizes information related to equity securities as of December 31:

                                                                            1995           1994
- -------------------------------------------------------------------------------------------------
Market value . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $791,385       $689,088
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     649,278        646,597
- -------------------------------------------------------------------------------------------------
   Unrealized appreciation . . . . . . . . . . . . . . . . . . . . . .     142,107         42,491
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      48,000         15,000
- -------------------------------------------------------------------------------------------------
   Net unrealized appreciation . . . . . . . . . . . . . . . . . . . .    $ 94,107       $ 27,491
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------
Unrealized appreciation (depreciation) consists of the following:
   Gross unrealized appreciation . . . . . . . . . . . . . . . . . . .    $154,682       $ 81,541
   Gross unrealized depreciation . . . . . . . . . . . . . . . . . . .     (12,575)       (39,050)
- -------------------------------------------------------------------------------------------------
     Unrealized appreciation . . . . . . . . . . . . . . . . . . . . .    $142,107       $ 42,491
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

The amortized cost, gross unrealized appreciation, gross unrealized depreciation and estimated market value of investments in fixed maturities available for sale as of December 31, 1995 and 1994 are as follows:

                                                                     Gross          Gross       Estimated
                                                  Amortized       Unrealized     Unrealized      Market
                                                    Cost         Appreciation   Depreciation      Value
- ---------------------------------------------------------------------------------------------------------
1995:
U.S. Treasury securities and obligations
  of U.S. Government corporations
    and agencies . . . . . . . . . . . . . .     $ 6,656,527       $101,170        $(9,324)   $ 6,748,373
Obligations of states and political
  subdivisions . . . . . . . . . . . . . . .       6,848,211        282,837              -      7,131,048
Corporate securities . . . . . . . . . . . .      11,189,336        308,480        (19,840)    11,477,976
Mortgage-backed securities . . . . . . . . .      11,480,539        206,816        (22,688)    11,664,667
- ---------------------------------------------------------------------------------------------------------
    Totals . . . . . . . . . . . . . . . . .     $36,174,613       $899,303       $(51,852)   $37,022,064
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993

                                                                    Gross          Gross        Estimated
                                                  Amortized      Unrealized      Unrealized      Market
                                                    Cost        Appreciation    Depreciation     Value
- ---------------------------------------------------------------------------------------------------------
1994:
U.S. Treasury securities and obligations
  of U.S. Government corporations
    and agencies . . . . . . . . . . . . . .     $ 8,697,141      $      -      $  (863,955)   $ 7,833,186
Obligations of states and political
  subdivisions . . . . . . . . . . . . . . .       8,738,709        79,990         (470,396)     8,348,303
Corporate securities . . . . . . . . . . . .       8,711,771        14,507         (586,070)     8,140,208
Mortgage-backed securities . . . . . . . . .       8,006,342         9,181         (486,311)     7,529,212
- ----------------------------------------------------------------------------------------------------------
    Totals . . . . . . . . . . . . . . . . .     $34,153,963      $103,678      $(2,406,732)   $31,850,909
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

The amortized cost and estimated market value of fixed maturities at December 31, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           1995
                                                                                --------------------------
                                                                                                 Estimated
                                                                                 Amortized        Market
                                                                                   Cost            Value
- ----------------------------------------------------------------------------------------------------------
Due in one year or less. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,359,787    $ 3,368,737
Due after one year through five years. . . . . . . . . . . . . . . . . . .        9,265,077      9,545,067
Due after five years through ten years . . . . . . . . . . . . . . . . . .        6,607,280      6,756,660
Due after ten years. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,461,930      5,686,933
- ----------------------------------------------------------------------------------------------------------
                                                                                 24,694,074     25,357,397
Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . . .       11,480,539     11,664,667
- ----------------------------------------------------------------------------------------------------------
                                                                                $36,174,613    $37,022,064
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

Realized and unrealized gains (losses) from investments are summarized as follows:

                                                                           Year ended December 31,
                                                                   --------------------------------------
                                                                     1995           1994           1993
- ---------------------------------------------------------------------------------------------------------
Realized gains (losses) on investments:
  Fixed maturities:
    Gross realized gains . . . . . . . . . . . . . . . . . .       $128,338      $ 124,334       $635,860
    Gross realized losses. . . . . . . . . . . . . . . . . .        (53,033)      (137,306)       (29,829)
- ---------------------------------------------------------------------------------------------------------
      Total fixed maturities . . . . . . . . . . . . . . . .         75,305        (12,972)       606,031
- ---------------------------------------------------------------------------------------------------------
  Equities:
    Gross realized gains . . . . . . . . . . . . . . . . . .          1,575          5,550              -
- ---------------------------------------------------------------------------------------------------------
      Total realized gains (losses) on investments . . . . .        $76,880        $(7,422)      $606,031
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993

                                                                          Year ended December 31,
                                                                 ----------------------------------------
                                                                     1995          1994            1993
- ---------------------------------------------------------------------------------------------------------
Changes in unrealized appreciation (depreciation):
  Equity securities. . . . . . . . . . . . . . . . . . . . .     $   99,616    $     4,788       $ 21,569
  Fixed maturities . . . . . . . . . . . . . . . . . . . . .      3,150,505     (3,238,042)       210,388
- ---------------------------------------------------------------------------------------------------------
    Total change in unrealized appreciation
      (depreciation) . . . . . . . . . . . . . . . . . . . .     $3,250,121    $(3,233,254)      $231,957
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

Investment income is summarized as follows:

                                                                          Year ended December 31,
                                                                 ----------------------------------------
                                                                     1995          1994            1993
- ---------------------------------------------------------------------------------------------------------
Interest on fixed maturities . . . . . . . . . . . . . . . .     $2,409,795     $2,167,506     $1,911,863
Dividends on equity securities . . . . . . . . . . . . . . .         33,097         32,815         32,710
Interest on short-term investments . . . . . . . . . . . . .        141,505        125,793         52,338
Other interest . . . . . . . . . . . . . . . . . . . . . . .         66,894         50,383         73,253
- ---------------------------------------------------------------------------------------------------------
                                                                  2,651,291      2,376,497      2,070,164
Investment expenses. . . . . . . . . . . . . . . . . . . . .        199,027        182,125        117,635
- ---------------------------------------------------------------------------------------------------------
Investment income, less related expenses . . . . . . . . . .     $2,452,264     $2,194,372     $1,952,529
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

At December 31, 1995 and 1994, there were no investments, other than investments in U.S. Government or U.S. Government Agency securities, which exceeded 10 percent of shareholders' equity.

At December 31, 1995 and 1994, bonds carried at $705,671 and $602,064 respectively, were pledged to the Commerce Department of the State of Minnesota. At December 31, 1995 and 1994, bonds carried at $259,140 and $237,577, respectively, were pledged to the Insurance Department of the State of Ohio.

                                  (4) EQUIPMENT
Equipment is summarized as follows:

                                                                                        December 31
                                                                               --------------------------
                                                                                   1995            1994
- ---------------------------------------------------------------------------------------------------------
Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .     $   505,038     $  416,498
Data processing equipment. . . . . . . . . . . . . . . . . . . . . . . . .       1,916,403      2,051,445
Automobiles. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,697         65,697
- ---------------------------------------------------------------------------------------------------------
  Equipment, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,487,138      2,533,640
Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      (1,892,613)    (1,693,015)
- ---------------------------------------------------------------------------------------------------------
  Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   594,525     $  840,625
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

                            (5) FEDERAL INCOME TAXES

The Company implemented SFAS No. 109, "Accounting for Income Taxes," in the first quarter of 1993. The cumulative effect of this change was a one-time increase to earnings of $38,000 or $.01 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993

SFAS No. 109 changed the way the Company calculates tax expense shown in the financial statements. Under prior rules, the primary objective was to match the tax expense with pretax operating income on the Consolidated Statements of Income. Under SFAS No. 109, the primary objective is to ensure the deferred tax asset or liability on the balance sheet properly reflects the amount due to or from the government in the future. As a consequence, the portion of the tax expense resulting from the change in the deferred tax asset or liability may not always be consistent with the income reported in the Consolidated Statements of Income.

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

                                                                                 Year ended December 31,
                                                                               ---------------------------
                                                                                   1995            1994
- ----------------------------------------------------------------------------------------------------------
Statements of Income:
  Expenses related to income . . . . . . . . . . . . . . . . . . . . . . .      $  501,811    $   372,032
Shareholders' Equity:
  Income tax attributable to change in unrealized appreciation
    (depreciation) of investments. . . . . . . . . . . . . . . . . . . . .       1,105,000     (1,099,000)
- ----------------------------------------------------------------------------------------------------------
                                                                                $1,606,811    $  (726,968)
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

The components of income tax expense related to income before cumulative effect of accounting change are as follows:

                                                                          Year ended December 31,
                                                                 -----------------------------------------
                                                                     1995          1994            1993
- ----------------------------------------------------------------------------------------------------------
Federal current. . . . . . . . . . . . . . . . . . . . . . .       $644,811       $602,032       $638,000
Federal deferred . . . . . . . . . . . . . . . . . . . . . .       (166,000)      (221,000)      (103,000)
State. . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,000         (9,000)       120,000
- ----------------------------------------------------------------------------------------------------------
 Income tax expense. . . . . . . . . . . . . . . . . . . . .       $501,811       $372,032       $655,000
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

Federal income tax expense is less than the U.S. Federal income tax rate of 34 percent applied to income before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                          Year ended December 31,
                                                                 -----------------------------------------
                                                                     1995          1994            1993
- ----------------------------------------------------------------------------------------------------------
Tax expense calculated at the Federal rate . . . . . . . . .      $ 660,394      $ 596,214      $ 720,432
Reduction attributable to nontaxable investment income
  (municipal bond interest and domestic dividends) . . . . .       (118,530)      (197,039)      (148,479)
State tax expense. . . . . . . . . . . . . . . . . . . . . .         15,180         (5,940)        79,200
Prior years' tax adjustment. . . . . . . . . . . . . . . . .        (70,000)             -              -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,767        (21,203)         3,847
- ----------------------------------------------------------------------------------------------------------
  Income tax expense . . . . . . . . . . . . . . . . . . . .      $ 501,811      $ 372,032      $ 655,000
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and deferred tax liabilities are presented as follows:

                                                                                      December 31,
                                                                                -------------------------
                                                                                   1995            1994
- ---------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Loss reserves. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,108,125     $1,009,292
  Unearned premium reserves. . . . . . . . . . . . . . . . . . . . . . . .         968,087        909,384
  Unrealized depreciation of investments . . . . . . . . . . . . . . . . .               -        768,591
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,788         14,733
- ---------------------------------------------------------------------------------------------------------
    Total gross deferred tax asset . . . . . . . . . . . . . . . . . . . .       2,087,000      2,702,000
- ---------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred acquisition costs . . . . . . . . . . . . . . . . . . . . . . .      $  825,322     $  781,559
  Unrealized appreciation of investments . . . . . . . . . . . . . . . . .         336,450              -
  Excess of cost over net assets acquired. . . . . . . . . . . . . . . . .         101,464        145,383
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,279         38,084
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,485         52,974
- ---------------------------------------------------------------------------------------------------------
    Total gross deferred tax liabilities . . . . . . . . . . . . . . . . .       1,342,000      1,018,000
- ---------------------------------------------------------------------------------------------------------
    Net deferred income tax asset. . . . . . . . . . . . . . . . . . . . .      $  745,000     $1,684,000
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

The Company has determined it is not necessary to establish a valuation allowance for the deferred tax asset as it is more likely than not the deferred tax asset will be realized principally through future reversal of existing taxable temporary differences, future taxable income and tax planning strategies related to its investment portfolios.

Income tax payments in 1995, 1994 and 1993 were $695,617, $678,710 and $700,491, respectively.

                             (6) STOCK OPTION PLANS

On April 18, 1995, the Company amended the 1986 Stock Option Plan (a) to extend the term of such plan from September 16, 1996 to September 16, 2006, (b) to increase the number of shares of the Company's Common Stock authorized for issuance from 225,000 to 375,000 and (c) to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986. The Company has reserved a maximum of 375,000 and 225,000 shares of common stock for issuance under the 1986 Stock Option Plan as of December 31, 1995 and December 31, 1994, respectively. At December 31, 1995 and 1994, options to purchase 285,000 and 196,500 shares, respectively, had been granted at exercise prices ranging from $3.13 to $4.00. No options have been exercised under this plan.

In 1991, the Company adopted a non-employee director stock option plan. The Company has reserved a maximum of 50,000 shares of common stock for issuance under such plan. As of December 31, 1995 and 1994, options to purchase 50,000 and 40,000 shares, respectively, had been granted at exercise prices ranging from $3.13 to $4.00. No options have been exercised under this plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993


                          (7) POST RETIREMENT BENEFITS

In October 1992, Citizens Mutual established an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $1,200,000 from Citizens Mutual. The loan will be repaid in monthly principal payments of $20,000. The current interest rate is
9.5 percent, but the rate is variable and is tied to the prime rate. On October 30, 1992, the ESOP purchased 349,090 shares of the Company's authorized but previously unissued shares of Common Stock for approximately $1,200,000. The stock held by the ESOP is released for allocation to the participants' accounts over the term of the loan as the Company and Citizens Mutual make contributions. The Company has reflected the principal portion of the loan it expects to repay as an unearned compensation liability and a corresponding reduction in shareholders' equity. These amounts will be reduced as the ESOP loan is repaid. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to meet its current obligations. The Company's portion of contribution expense related to the ESOP amounted to $221,988, $229,699 and $235,131 in 1995, 1994 and 1993, respectively, of which $41,988,
$49,700 and $55,125, respectively, was payment of interest.

Citizens Mutual had a defined benefit pension plan covering substantially all of its employees which was curtailed on June 20, 1992. The Company recognized a gain of $3,266 on the final settlement which occurred in early 1993.

                        (8) COMMITMENTS AND CONTINGENCIES

Citizens Mutual leases the home office, a branch office, automobiles and equipment under various agreements. Under the terms of the management services agreement, Citizens Mutual and the Company have the right to occupy the offices jointly, and the Company pays 75 percent of the rent and all other expenses under the leases. The Company's portion of rental expense for these leases was $316,729, $275,894 and $295,232 in 1995, 1994 and 1993, respectively. The
Company's portion of future rentals under these leases are $328,320, $106,685, $37,852, $22,679 and $2,870 in the years 1996, 1997, 1998, 1999 and 2000, respectively. Lease payments include amounts paid to an affiliated company for the rental of computer software and equipment. The Company's annual portion of this lease is $81,795 in 1996 and 1997, $26,625 in 1998, $21,610 in 1999 and
$1,801 in 2000. The future rentals do not include insurance and real estate taxes which are also payable by the Company. The home and branch office rentals also do not include utilities and maintenance expenses.

The Company is subject to claims and lawsuits that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

The Company has not established a liability for environmental-related losses because it does not offer a pollution liability policy. The Company's commercial liability policies contain standard Insurance Services Office pollution exclusions and no claims have been reported to date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993


                              (9) BANK LOAN PAYABLE

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan from First Bank National Association, which has subsequently been purchased on November 9, 1995 by Goodhue County National Bank, Red Wing, Minnesota. The principal balance of the bank loan remaining to be paid as of December 31, 1995, was $999,000. The current interest rate is 8.75 percent, but the rate is variable and is tied to the prime rate. On March 31, 1994, the Company and First Bank National Association amended the bank loan to change the debt repayment schedule and revise certain covenants. The Company is now required to make quarterly principal payments of $100,000 until October 1996 when the remaining principal amount of $699,000 is due. Principal may be prepaid. Principal payments of $519,920 were made in 1995. Interest payments in 1995, 1994 and 1993 totaled $121,669, $202,928 and $243,563, respectively.

The loan is secured by a pledge of the stock of the Subsidiaries. Additionally, the Company agreed to certain restrictive covenants which limit the amount of subsequent indebtedness, dividends payable to shareholders, capital expenditures and business acquisitions. The covenants also restrict any changes to the pooling agreement.

These restrictive covenants further require that the Subsidiaries maintain specified levels of capital and policyholders' surplus and that net written premiums to policyholders' surplus and combined trade ratios not exceed specified levels. The Company is currently in compliance with all requirements of the loan agreement.

                                (10) REINSURANCE

Ceded reinsurance involves having other insurance companies agree to share certain risks with the Company. The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept. Reinsurance may be on an individual policy basis or to protect against catastrophic losses.

During 1993, the Company implemented SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement requires the Company to report balances pertaining to reinsurance transactions "gross" on the balance sheet. The Company now records reinsurance recoverables on unpaid losses and ceded unearned premiums as assets, in contrast to the Company's prior practice of netting these amounts against the corresponding liabilities. Adoption of SFAS No. 113 had no impact on net income or shareholders' equity.

The Company expects the companies with whom reinsurance is placed to honor their obligations to the Company. In the event these companies are unable to honor their obligations, the Company will pay these amounts. As of December 31, 1995, approximately 74 percent of the prepaid reinsurance premiums was with Mutual Reinsurance Bureau. All business written with that company is automatically assumed on an equal and joint basis by its six owner/assuming companies and the six

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993


companies are rated from "A" to "A++" by A.M. Best Company. As of December 31, 1995, approximately 54 percent of the total reinsurance recoverable was with Swiss Reinsurance America Corporation, formerly known as the North American Reinsurance Corporation. Swiss Reinsurance America Corporation is rated "A" by A.M. Best Company and "AAA" by Standard and Poor's for its property/liability claims-paying ability.

In 1994, the Company received refunds of $592,388 of excess ceded reinsurance premiums from the Minnesota Workers' Compensation Reinsurance Association ("WCRA"). These refunds were required to be distributed to certain workers' compensation policyholders under legislation passed by the State of Minnesota in 1992. This legislation was challenged by a group of insurers and on January 31, 1995 the U.S. Court of Appeals for the Eighth Circuit upheld a lower court ruling that found the legislation to be unconstitutional. At December 31, 1994 the Company recorded the refund as a reduction of ceded written premium and ceded unearned premium, with no effect on earned premium. The Company recorded these refunds as premiums earned in 1995.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is reflected in the following table.

                                                                         Year ended December 31,
                                                                -----------------------------------------
                                                                     1995         1994             1993
- ---------------------------------------------------------------------------------------------------------
Premiums written:
  Direct . . . . . . . . . . . . . . . . . . . . . . . . . .    $37,803,342    $35,038,696    $30,870,254
  Ceded. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,304,787      5,326,445      5,323,515
- ---------------------------------------------------------------------------------------------------------
    Net premiums written . . . . . . . . . . . . . . . . . .    $31,498,555    $29,712,251    $25,546,739
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
Premiums earned:
  Direct . . . . . . . . . . . . . . . . . . . . . . . . . .    $36,251,560    $33,107,727    $29,699,129
  Ceded. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,616,294      5,758,658      5,210,211
- ---------------------------------------------------------------------------------------------------------
    Net premiums earned. . . . . . . . . . . . . . . . . . .    $30,635,266    $27,349,069    $24,488,918
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
Insurance losses and loss adjustment expenses:
  Direct . . . . . . . . . . . . . . . . . . . . . . . . . .    $26,464,085    $22,745,832    $20,688,952
  Ceded. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,117,301      4,176,750      4,264,685
- ---------------------------------------------------------------------------------------------------------
    Net insurance losses and loss adjustment
      expense. . . . . . . . . . . . . . . . . . . . . . . .    $21,346,784    $18,569,082    $16,424,267
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993


          (11) LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table contains information concerning the reserves of Citizens Fund and ICO for losses and Loss Adjustment Expenses ("LAE").

                                                                         Year ended December 31,
                                                                -----------------------------------------
                                                                     1995         1994               1993
- ---------------------------------------------------------------------------------------------------------
Reserves for losses and LAE at beginning year. . . . . . . .    $20,989,736    $19,392,126    $16,607,717
Less reinsurance recoverables on unpaid losses
  at beginning of year . . . . . . . . . . . . . . . . . . .      3,818,909      3,804,095      2,546,375
- ---------------------------------------------------------------------------------------------------------
    Net reserves for losses and LAE at
      beginning of year. . . . . . . . . . . . . . . . . . .     17,170,827     15,588,031     14,061,342
- ---------------------------------------------------------------------------------------------------------
Provision for losses and LAE for claims
  occurring in the current year. . . . . . . . . . . . . . .     21,900,996     19,506,310     17,219,223
Change in estimated losses and LAE for
  claims occurring in prior years. . . . . . . . . . . . . .       (554,212)      (937,228)      (794,956)
- ---------------------------------------------------------------------------------------------------------
    Total losses and LAE incurred. . . . . . . . . . . . . .     21,346,784     18,569,082     16,424,267
- ---------------------------------------------------------------------------------------------------------
Payments on losses and LAE for claims
  occurring during:
    Current year . . . . . . . . . . . . . . . . . . . . . .     12,393,198     10,788,251      8,778,219
    Prior years. . . . . . . . . . . . . . . . . . . . . . .      7,276,725      6,198,035      6,119,359
- ---------------------------------------------------------------------------------------------------------
      Total payments . . . . . . . . . . . . . . . . . . . .     19,669,923     16,986,286     14,897,578
- ---------------------------------------------------------------------------------------------------------
Net reserves for losses and LAE at end of year . . . . . . .     18,847,688     17,170,827     15,588,031
Plus reinsurance recoverables on unpaid losses at
    end of year. . . . . . . . . . . . . . . . . . . . . . .      5,165,178      3,818,909      3,804,095
- ---------------------------------------------------------------------------------------------------------
    Reserves for losses and LAE at end of year . . . . . . .    $24,012,866    $20,989,736    $19,392,126
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

In 1995, the majority of the decrease in estimated losses and LAE for claims occurring in prior years is the result of favorable development primarily in the workers' compensation line.


                       (12) STATUTORY ACCOUNTING PRACTICES

The Subsidiaries are required to file statutory financial statements with state regulatory authorities. The Subsidiaries follow prescribed statutory accounting policies in all material respects. The accounting practices used to prepare statutory financial statements differ from generally accepted accounting principles ("GAAP").

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993


A reconciliation of net income and shareholders' equity, as determined in accordance with GAAP on a consolidated basis, to statutory amounts reported to regulatory authorities by the Subsidiaries on an unconsolidated basis, is as follows:

                                                                         Year ended December 31,
                                                               -------------------------------------------
                                                                     1995         1994             1993
- ----------------------------------------------------------------------------------------------------------
Net Income:
Subsidiaries combined on a statutory basis . . . . . . . . .    $ 1,208,733    $   961,570     $1,739,851
Change in deferred policy acquisition costs. . . . . . . . .        128,715        215,766        143,350
Amortization of excess of cost over
  net assets acquired. . . . . . . . . . . . . . . . . . . .       (129,173)      (129,173)      (129,173)
Deferred income taxes. . . . . . . . . . . . . . . . . . . .        166,000        221,000        103,000
Prior years' tax adjustments . . . . . . . . . . . . . . . .         47,019        111,504        (87,536)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . .         (2,743)        55,597         49,493
- ----------------------------------------------------------------------------------------------------------
Subsidiaries' net income on a GAAP basis . . . . . . . . . .     $1,418,551     $1,436,264     $1,818,985
Parent only net income (loss) on a GAAP basis. . . . . . . .         21,972        (54,726)      (317,067)
- ----------------------------------------------------------------------------------------------------------
Consolidated net income on a GAAP basis. . . . . . . . . . .     $1,440,523     $1,381,538     $1,501,918
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Subsidiaries combined on a statutory basis . . . . . . . . .    $13,338,574    $13,222,505    $13,733,154
Deferred policy acquisition costs. . . . . . . . . . . . . .      2,427,418      2,298,703      2,082,938
Unrealized appreciation (depreciation) on
  fixed maturities . . . . . . . . . . . . . . . . . . . . .        847,451     (2,303,054)       934,830
Excess of cost over net assets acquired. . . . . . . . . . .        298,424        427,597        556,770
Non-admitted assets. . . . . . . . . . . . . . . . . . . . .        224,544        197,487        230,451
Deferred income taxes. . . . . . . . . . . . . . . . . . . .        745,000      1,684,000        364,000
Other, net . . . . . . . . . . . . . . . . . . . . . . . . .         82,543         37,752       (181,675)
- ----------------------------------------------------------------------------------------------------------
Subsidiaries' shareholders' equity on a
  GAAP basis . . . . . . . . . . . . . . . . . . . . . . . .    $17,963,954    $15,564,990    $17,720,468
Parent only and eliminations on a GAAP basis . . . . . . . .       (997,044)    (2,015,912)    (3,188,000)
- ----------------------------------------------------------------------------------------------------------
Consolidated shareholders' equity on a
  GAAP basis . . . . . . . . . . . . . . . . . . . . . . . .    $16,966,910    $13,549,078    $14,532,468
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

In December 1993, the National Association of Insurance Commissioners approved a model risk-based capital formula for property and casualty insurers to be effective with the 1994 statutory annual statement. The Subsidiaries have adequate surplus to meet these requirements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Citizens Security Group Inc. and Subsidiaries
                        December 31, 1995, 1994 and 1993


                               (13) STOCK EXCHANGE

On March 31, 1994, the Company's affiliate, Citizens Mutual, exchanged 1,250,000 shares of common stock for 1,250,000 shares of 7.95% Series A Preferred Stock ("Preferred Stock"). The Preferred Stock, which has an annual cumulative dividend of $.27825 per share and a liquidation preference of $3.50 per share, ranks senior to the Company's common stock as to payment of dividends and also as to the distribution of assets should there be a liquidation or dissolution of the Company. The Preferred Stock has one vote per share voting together with the Company's common stock on all matters submitted to a shareholders' vote. The Preferred Stock is not convertible by Citizens Mutual and is not subject to redemption at the option of the Company or the holder thereof.

The Preferred Stock was recorded at the liquidation preference of $3.50 per share which approximated the market of the common stock retired at the time of the exchange. Common stock and additional paid-in capital were decreased $4,524,814 for the common stock retired (including $149,814 of transaction costs).


                           (14) DIVIDEND RESTRICTIONS

As a holding company, the Company depends on dividends from the Subsidiaries to make principal and interest payments with respect to its bank loan and to meet its other expenses. As members of an insurance holding company system, the Subsidiaries are restricted by law as to the amount of dividends they may pay to the Company without the approval of state regulatory authorities.

Generally, restrictions on Citizens Fund limit the amount of dividends paid during a twelve month period to an amount which does not exceed the greater of
(i) 10 percent of Citizens Fund's statutory surplus at the end of the prior year or (ii) the statutory net income, not including realized gains, of Citizens Fund for the prior year. In addition, ordinary dividends may only be paid from the earned surplus of Citizens Fund, also known as unassigned funds, determined in accordance with the accounting procedures and practices used in the preparation of its statutory annual statement, minus 25 percent of earned surplus attributable to unrealized capital gains. As of December 31, 1995, Citizens Fund's unassigned surplus was $305,020. Citizens Fund's ordinary dividends are restricted to a maximum of $832,883 for 1996. Citizens Fund paid dividends of $789,000 in 1995.

Restrictions on ICO limit the amount of dividends paid during a twelve month period to an amount which does not exceed the greater of (i) 10 percent of ICO's statutory surplus at the end of the prior year or (ii) the net income of ICO for the prior year. In addition, ordinary dividends may only be paid from earned surplus, which equals ICO's unassigned funds as set forth in its most recent statutory annual statement, including net unrealized capital gains and losses. As of December 31, 1995, ICO's unassigned surplus was $69,053. ICO's ordinary dividends are restricted to a maximum $528,705 for 1996. ICO paid dividends of $375,706 in 1995.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Citizens Security Group Inc.:

We have audited the consolidated balance sheets of Citizens Security Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Security Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company in 1993 adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 109, "Accounting for Income Taxes."




                                                       /s/ KPMG PEAT MARWICK LLP
                                                       -------------------------
Minneapolis, Minnesota
March 15, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                            Age       Position
- ----                            ---       --------
Spencer A. Broughton ........   67        Chairman of the Board, Chief Executive
                                          Officer and Director
Scott S. Broughton ..........   41        President, Chief Operating Officer,
                                          Chief Financial Officer and Director
David A. Cairns..............   49        Director
William C. Ferril ...........   64        Director
S. B. Foot, III..............   49        Director
William J. Haaland...........   34        Vice President, Marketing
R. Scott Jones ..............   51        Director
Terry A. Lynner .............   42        Director
Jerald K. Olson .............   36        Vice President, People Services
Mary B. Plein ...............   35        Vice President, Financial Services
                                          and Treasurer
Kirk D. Simmons..............   35        Vice President, Insurance Services
Bruce A. Tollefson...........   47        Vice President, Product Services


Spencer A. Broughton has been Chairman of the Board, Chief Executive Officer and a director of the Company since its inception in September 1986 and of Citizens Mutual since 1965. Mr. Broughton was also President of the Company from its inception in September 1986 to April 1992 and President of Citizens Mutual from 1965 to April 1992. He joined Citizens Mutual as General Manager in 1962. Mr. Broughton is a director of BancInsure Company, an insurance company formed by national banks to provide directors' and officers' insurance and blanket bond coverage to member banks, and a director of the Independent Casualty Companies of America. Mr. Broughton is also a director and past President of the Insurance Federation of Minnesota, Minnesota Association of Mutual Insurance Companies and Minnesota Insurance Information Center. In addition, he is a director of the Alliance of American Insurers and a past President of the Twin Cities Underwriters Association.

Scott S. Broughton has been President and Chief Operating Officer of the Company and Citizens Mutual since April 1992 and Chief Financial Officer of the Company and Citizens Mutual since December 1994. Mr. Broughton has served as a director of the Company since April 1992 and a director of Citizens Mutual since April 1990. Mr. Broughton was Senior Vice President of the Company from April 1991 to April 1992 and Senior Vice President of Citizens Mutual from December 1990 to April 1992. He was Vice President, Sales of the Company from February 1989 to April 1991 and Vice President, Sales of Citizens Mutual from February 1989 to December 1990. From July 1986 to February 1989, Mr. Broughton was employed by Citizens Mutual as Assistant to the President. Mr. Broughton is on the Board of Trustees of the Ohio Insurance Institute. He is the son of Spencer A. Broughton.

David A. Cairns was elected to the Board of Directors of the Company in 1994. Mr. Cairns is a private business consultant. He served as Vice President and Treasurer of SUPERVALU INC. a food wholesaler, from 1984 to February 1995.

William C. Ferril was elected to the Board of Directors of the Company in November 1986. Mr. Ferril is a private investor and consultant. He served as

President and Chief Executive Officer of Ciatti's Inc., a company that operates full-service Italian restaurants, from May 1988 to May 1992 and as a director of Ciatti's Inc. from November 1986 to July 1992.

S. B. Foot, III has served as a director of the Company since its inception in September 1986. He has been President and Chief Executive Officer of S. B. Foot Tanning Company since 1981. Mr. Foot has served as a director of Citizens Mutual since 1983.

William J. Haaland has been Vice President, Marketing (previously known as Sales and Underwriting) of the Company and Citizens Mutual since January 1994. Mr. Haaland was named a director of Citizens Mutual in March 1996. From February 1992 until January 1994, Mr. Haaland was the Assistant Vice President, Sales of Citizens Mutual. He was Sales Manager of Citizens Mutual from January 1991 until February 1992, and Agency Automation Manager of Citizens Mutual from January 1989 until January 1991. He is the son-in-law of Spencer A. Broughton.

R. Scott Jones has served as a director of the Company since its inception in September 1986. He has been Chairman of the Board of GCNB since April 1993 and Chief Executive Officer of GCNB since 1984. He has been Co-Chairman of the Board, Co-Chief Executive Officer and a director of United Community Bancshares Inc. ("United Bancshares") since January 1994. Mr. Jones has served as a director of Citizens Mutual since 1982.

Terry A. Lynner was elected to the Board of Directors of the Company in November 1986. He is a Managing Director of Goldsmith, Agio, Helms & Company, an investment banking firm, and has been employed by such firm since March 1989. From March 1985 until such time, he was a Vice President of Piper, Jaffray & Hopwood Incorporated (now Piper Jaffray Inc.), an investment banking firm.
Mr. Lynner is also a director of the Minnesota Zoo Foundation.

Jerald K. Olson has been Vice President, People Services (previously known as Human Resources) of the Company and Citizens Mutual since December 1994. Mr. Olson has been Assistant Secretary of the Company since April 1992 and Secretary of Citizens Mutual since December 1991. From April 1990 until December 1994, Mr. Olson was the Human Resources Manager of the Company and Citizens Mutual. Mr. Olson was a Management Trainee at Citizens Mutual and Citizens Fund from March 1987 through April 1990 and a Management Trainee at ICO from October 1989 through April 1990. He is the son-in-law of Spencer A. Broughton.

Mary B. Plein has been Vice President, Financial Services (previously known as Accounting) and Treasurer of the Company and Citizens Mutual since April 1995. Ms. Plein was the Assistant to the President of the Company and Citizens Mutual from January 1993 to April 1995. Ms. Plein was named an Assistant Vice President of Citizens Mutual, Citizens Fund and ICO in February 1992. She joined Citizens Mutual as an accountant in April 1993.

Kirk D. Simmons has been Vice President, Insurance Operations (previously known as Claims and Information Services) of the Company and Citizens Mutual since October 1993. Mr. Simmons was a Regional Claims Analyst/Manager of the CNA Insurance Group("CNA") from January 1992 to October 1993 and a CNA Claims Supervisor from May 1988 to January 1992.

Bruce A. Tollefson has been Vice President, Product Services (previously known as Operations) of the Company since April 1991 and Vice President, Product Services of Citizens Mutual since December 1990. From April 1987 until December 1990, Mr. Tollefson was the Assistant Vice President, Research and Development of Citizens Mutual. Mr. Tollefson was the Research and Development Manager of Citizens Mutual from December 1985 through April 1987.

MEETINGS OF THE BOARD OF DIRECTORS AND DIRECTOR FEES

The Board of Directors held six meetings in 1995. In 1995, all directors attended at least 75% of the total number of meetings of the Board of Directors and committees of the Board on which they served during 1995. Each nonemployee director receives an annual fee of $4,000 for serving as a director and a fee of $1,000 plus expenses for each Board meeting attended.

COMMITTEES

The Board of Directors has an Audit Committee that reviews, and makes recommendations to the Board with respect to, financial and accounting matters, including the activities of the Company's independent auditors and the Company's internal accounting controls. Messrs. R. Scott Jones (Chairman), Cairns, Ferril, Foot and Lynner are the members of the Audit Committee. The Audit Committee held two meetings in 1995.

The Board of Directors also has a Compensation Committee that reviews, and makes recommendations to the Board with respect to, executive compensation matters. Messrs. Ferril (Chairman), Cairns, Foot and R. Scott Jones are the members of the Compensation Committee. The Compensation Committee held four meetings in 1995.

An Advisory Committee of four persons has been established to approve any changes in the Pooling Agreement between the Company and Citizens Mutual (see
Part III, Item 13, "Certain Relationships and Related Transactions" below), to pass upon any other matters involving actual or potential conflicts of interest between the two companies and to approve the compensation of officers of the Company and Citizens Mutual. The Advisory Committee consists of two outside directors from each of the Company and Citizens Mutual, none of whom holds seats on both Boards. Advisory Committee members must conclude that any intercompany transactions are fair and equitable to both companies. Decisions of the Advisory Committee are binding on the Company. Messrs. Ferril and Lynner are the Company's Advisory Committee members.

The Company's Board of Directors does not have a nominating committee. Each nonemployee member of a Board committee receives $300 plus expenses for each committee meeting attended. The Chairman of each Board committee receives $400 plus expenses for each committee meeting attended.

NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

The Company has a Nonemployee Director Stock Option Plan ("Director Option Plan") under which a total of 50,000 shares of Common Stock are reserved for issuance. Each director of the Company is eligible to participate in the Director Option Plan unless such director is an employee of Citizens mutual, the Company or a subsidiary of the Company. Under the Director Option Plan, each eligible director automatically is granted an option to purchase 2,000 shares of Common Stock at the time of each Annual Meeting of Shareholders at which such director is elected for the first time or re-elected to the Board.

All options granted under the Director Option Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and become exercisable six months after the date of grant. The option exercise price is payable in cash. The options expire five years from the date of grant and are not transferable (except by will or the laws of descent and distribution).

During the year ended December 31, 1995, Messrs. Cairns, Ferril, Foot, R. Scott Jones and Lynner each were granted an option under the Director Option Plan to purchase 2,000 shares of the Company's Common Stock at an exercise price of $4.00. No options granted under the Director Option Plan have been exercised to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company relating to transactions during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with, except that (a) each of David A. Cairns, William C. Ferril, S.B. Foot, III, R. Scott Jones and Terry A. Lynner (who are directors of the Company) were late in filing a Form 5 (annual statement of changes in beneficial ownership) reporting the grant of a stock option pursuant to the Company's Nonemployee Stock Option Plan and (b) each of Spencer A. Broughton, Scott S. Broughton, William J. Haaland, Jerald K. Olson, Mary B. Plein, Kirk D. Simmons and Bruce A. Tollefson (who are executive officers of the Company) and Charles W. Bergher, Michael L. Halvorson and Gloria J. Reeck (former executive officers of the Company) were late in filing a Form 5 reporting the grant of options under the Company's Employee Stock Option Plan and certain indirect acquisitions of Common Stock of the Company through the Company's 401(k) Plan. All of the above transactions were exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 or Rule 16a-8 under the Exchange Act and have been reported on Form 5 reports filed with the SEC prior to the date of filing of this report.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW

The Compensation Committee of the Board of Directors of the Company (the "Committee") is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. In addition, the Committee makes annual recommendations to the Board concerning the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company. The Committee is composed entirely of outside directors of the Company.

EXECUTIVE COMPENSATION PROGRAM

The Company's executive compensation program is intended to reward executives for successful long-term strategic management and enhancement of shareholder value. In addition, it is intended to attract and retain highly qualified and motivated managers, recognize and reward outstanding performance, and foster a diverse and cohesive management team. The components of the Company's executive compensation program include (a) base salaries, (b) performance-based bonuses,
(c) stock options, (d) participation in an employee stock ownership plan and (e) miscellaneous other fringe benefits.

The executive officers of the Company are employees of Citizens Mutual, and all salaries and cash bonuses of such officers are paid by Citizens Mutual. Pursuant to the Management Services Agreement, Citizens Mutual provides the services of its employees (including the Company's officers) to the Company in exchange for payments equal to 75% of the amount of such employees' cash compensation and other benefits. In addition, the Company pays Citizens Mutual for services that are performed specifically for the Company. The salaries and cash bonuses of the Company's executive officers are approved by the Boards of Directors of both the Company and Citizens Mutual.

The Chief Executive Officer and the Chief Operating Officer proposes to the Committee base salary amounts for the executive officers. The proposed salaries are based on factors such as the quality and achievement of the strategic plan produced for the executive officer's department, development of organizational and management skills, and industry and civic involvement. In 1995, the Company revised its internal performance management system. Job descriptions, compensation levels and performance evaluation processes were reviewed and revised.

In determining base salaries for executive officers, the Committee takes into account the Chief Executive Officer's and Chief Operating Officer's recommendations and considers subjective factors relating to each executive officer's performance. The Committee reviews the executive officers' compensation structures and the individual executive officers' proposed salaries within such structures. Based on this review, the Committee believes the base salaries for the Company's executive officers are comparable to the average salary levels of executive officers of other property and casualty insurance companies of similar size.

Cash bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives as determined by the Board at the beginning of each year based on the Committee's recommendations. Under the 1995 employee bonus plan for executive officers, the payment of bonuses was conditioned upon the achievement of a combined trade ratio goal (losses plus loss adjustment expenses to net earned premiums and underwriting expenses to net written premiums) for the Company's and Citizens Mutual's combined insurance operations and of certain Company department goals. No bonuses were awarded to executive officers because the combined trade ratio goal was not achieved.

The Committee believes that significant stock ownership by executive officers provides strong incentive to increase shareholder value and aligns the interest of executive officers and shareholders. Options are granted under the Company's Employee Option Plan, which is administered by the Committee. Options are granted to executive management employees based on recommendations made by the Chief Operating Officer involving subjective criteria. The size of option grants depend upon an executive officer's responsibility level. To date, the exercise prices of all stock options granted under the Employee Option Plan have been equal to the fair market value of the Common Stock on the date of grant.

In October 1992, Citizens Mutual established the Citizens Security Mutual Employee Stock Ownership Plan (the "ESOP"). The ESOP purchased 349,090 shares of the Company's authorized but unissued shares of Common Stock on October 30, 1992 for approximately $1,200,000. The ESOP borrowed such amount from Citizens Mutual. During the five years ending October 30, 1997, as the annual principal payments of $240,000 are paid by the Company and Citizens Mutual to the ESOP, the shares held by the ESOP are allocated to eligible employees proportionally based on their salaries.

The Company also provides miscellaneous fringe benefits. These benefits include a split-dollar life insurance program for executive officers. Under this plan, Citizens Mutual matches 100% of the officer's premiums paid for a life insurance policy up to a maximum of $3,000 per year.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

The Chief Executive Officer's base salary is determined in accordance with the criteria discussed above. The Committee meets to evaluate the Chief Executive Officer's performance and reports on that evaluation to the other members of the Board. In determining Spencer A. Broughton's 1995 base salary, the Committee considered many factors, including the overall quality of management and leadership exhibited by Mr. Broughton as well as his tenure with the Company. The following factors were particularly important to the Committee in determining the amount of his base salary: (a) the achievement of the combined trade ratio goal, (b) the continued decrease in expenses to direct written premiums and (c) the substantial increase in productivity as measured by written premiums per employee. The determination of Mr. Broughton's base salary also took into account information relating to the salaries of chief executive officers of other similar sized regional property and casualty companies.

Mr. Broughton was not awarded a bonus for 1995 in accordance with the Company's annual bonus plan as described above. Option grants made to Mr. Broughton during 1995 were determined in the manner described above.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

Section 162(m) of the Internal Revenue Code of 1986, as amended, should not affect the deductibility of compensation paid to the Company's executive officers for the foreseeable future. Accordingly, the Committee has not formulated any policy with respect to qualifying such compensation for deductibility under Section 162(m). However, the Board of Directors has amended the Employee Option Plan to comply with Section 162(m) in order that compensation resulting from stock options granted under the Employee Option Plan will not be counted toward the $1,000,000 limit on deductible compensation under
Section 162(m).




                                        William C. Ferril, Chairman
                                        David A. Cairns,
                                        S. B. Foot, III and
                                        R. Scott Jones
                                        Members of the Compensation Committee


SUMMARY COMPENSATION TABLE

The executive officers of the Company are employees of Citizens Mutual, and all salaries and cash bonuses of such officers are paid by Citizens Mutual. Pursuant to the Management Services Agreement between the Company and Citizens Mutual, Citizens Mutual provides the services of its employees (including the Company's executive officers) to the Company in exchange for payments equal to 75% of the amount of such employees' cash compensation and other benefits. In addition, the Company pays Citizens Mutual for services that are performed specifically for the Company.

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the only other executive officer of the Company whose salary and bonus earned in 1995 exceeded $100,000.

                                                                             Long-Term
                                                                           Compensation
                                                                       ---------------------
                                                      Annual                  Awards
                                                   Compensation        ---------------------
        Name and                               --------------------    Securities Underlying
    Principal Position              Year       Salary($)   Bonus($)     Options/SARs(#)(1)      Compensation($)(2)
- -----------------------------       ----       ---------   --------    ---------------------    ------------------
Spencer A. Broughton,               1995       $176,000    $      -            13,000              $16,935
  Chairman of the Board             1994        176,000      49,385                 -               18,282
  and Chief Executive Officer       1993        176,677       9,000            12,000               22,142

Scott S. Broughton, President,      1995        125,000           -            13,000               24,735
  Chief Operating Officer and       1994        125,000      49,385                 -               19,303
  Chief Financial Officer           1993        116,619       8,000            15,125               18,695

__________
(1)  The Company does not grant stock appreciation rights.

(2) The compensation reported represents (a) contributions (determined at cost) to the ESOP, (b) contributions to the Savings Plan, (c) premiums paid for split-dollar life insurance, (d) premiums paid for whole life insurance and
     (e) deferred compensation plan benefits. Company contributions during fiscal 1995 were as follows: ESOP contributions of $9,315 to both to Mr. Spencer A. Broughton and Mr. Scott S. Broughton; Savings Plan Contributions of $4,620 to both Mr. Spencer A. Broughton and Mr. Scott S. Broughton; premium payments on split-dollar life insurance of $3,000 and $2,750 for Mr. Spencer A. Broughton and Mr. Scott S. Broughton, respectively; $1,050 of premiums paid for term life insurance for Mr. Scott S. Broughton; and $7,000 of deferred compensation payments to Mr. Scott S. Broughton.

OPTION GRANTS AND VALUE

The following tables summarize option grants during 1995 to the Chief Executive Officer and the other executive officer named in Summary Compensation table above, and the value of the options held by such persons at the end of 1995. No options were exercised by these officers during 1995.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realizable
                                                                                           Value at Assumed
                                                                                         Annual Rates of Stock
                                                                                          Price Appreciation
                                       Individual Grants                                    for Option Term
- -----------------------------------------------------------------------------            ---------------------
                          Number of       % of Total
                         Securities      Options/SARs
                         Underlying       Granted to
                        Options/SARs     Employees in      Exercise or    Expiration
       Name            Granted (#)(1)     Fiscal Year   Base Price($/Sh)     Date          5%            10%
- --------------------   --------------    ------------   ----------------  ----------    --------      --------
Spencer A. Broughton       13,000            14.7%            $3.38         2/1/01      $14,944        $33,904

Scott S. Broughton         13,000            14.7              3.38         2/1/01       14,944         33,904


__________
(1) Each option (a) has a term of six years from the date of grant, (b) becomes exercisable to the extent of 20% of the shares subject to the option one year after the date of grant of the option with the balance of the option becoming exercisable in four cumulative installments of 20% of the shares subject to the option until five years after the date of grant, after which the option will be fully exercisable, (c) has an exercise price per share equal to the fair market value per share of the Common Stock on the date of grant, (d) is exercisable only by payment of the exercise price to the Company in cash, and (e) is an "incentive stock option" within the meaning of Section 422 of the Code.

                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                             Value of Unexercised
                        Number of Securities Underlying Unexercised              In-the Money
                              Options/SARs at End of 1995(#)            Options/SARs at End of 1995($)
        Name                     Exercisable/Unexercisable               Exercisable/Unexercisable(1)
- ---------------------   -------------------------------------------     ------------------------------
Spencer A. Broughton                  22,400 options/                              $45,838/
                                      27,600 options                               $51,437

Scott S. Broughton                    30,775 options/                              $63,491/
                                      34,225 options                               $67,559

__________
(1) Value based on market value of the Company's Common Stock as of December 31, 1995 less the exercise price of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

R. Scott Jones, a director of the Company, is the Chairman of the Board of GCNB and is a director and principal shareholder of United Bancshares, Inc.("UBI"), GCNB's parent corporation. Mr. R. Scott Jones is also the Co-Chairman of the Board and Co-Chief Executive Officer of UBI. Mr. R. Scott Jones serves on the Compensation Committee of the Company's Board of Directors. Mr. Spencer A. Broughton, Chairman of the Board and Chief Executive Officer of the Company, serves on the Board of Directors of GCNB and UBI and also serves on the Audit, Loan/Discount and Personnel Committees of GCNB. Mr. Spencer A.
Broughton also owns less than 1% of the outstanding common stock of UBI.

In December 1993, Citizens Fund purchased 4,000 shares of common stock of UBI for its investment portfolio. The aggregate purchase price paid for such shares was $272,000.

Pursuant to a term loan agreement dated as of November 3, 1989, the Company obtained a $6,000,000 seven-year loan payable through 1996 to fund the purchase price of ICO, and certain acquisition expenses. On November 9, 1995, the lender assigned the bank loan, which as of December 31, 1995 had an outstanding principal balance of $999,000, to GCNB. The current interest rate on the loan is 8.75%, but the rate is variable and is tied to the prime rate.

COMPARATIVE STOCK PERFORMANCE GRAPH

The following table shows a five-year comparison of cumulative total returns for the Company, the Nasdaq Insurance Stocks and the Nasdaq Stock Market (U.S. Companies) over the same period (assuming the investment of $100 in each vehicle on January 1, 1991 and reinvestment of all dividends).

                                       Nasdaq         Nasdaq Stock
                                      Insurance          Market
            Year        Company        Stocks       (U.S. Companies)
          --------      -------       ---------     ----------------
          12/31/95       151.65         272.85           296.30
          12/31/94        99.91         192.04           209.69
          12/31/93       103.48         204.06           214.51
          12/31/92        98.12         190.79           186.87
          12/31/91       102.19         140.97           160.56

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's voting securities as of March 19, 1996 by each person beneficially owning at least five percent of such securities, by each director of the Company, by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group.

                                                                          Amount of
                                   Name and Address of                    Nature of          Percent    Percent of Total
 Title of Class                     Beneficial Owners               Beneficial Ownership    of Class    Voting Securities
- ------------------------   --------------------------------------   --------------------    --------    -----------------
Series A Preferred Stock   Citizens Security Mutual Insurance Co.      1,250,000 shares      100.0%          42.9%
                           406 Main Street
                           Red Wing, MN 55066

Common Stock               Citizens Security Employee Stock              340,876 shares(1)    21.2           11.7
                           Ownership Plan
                           c/o National City Bank of Minneapolis
                           75 South Fifth Street
                           Minneapolis, MN 55402

                           Citizens Security Mutual Insurance Co.        337,500 shares       20.3           11.6

                           Citizens Mutual 401(k) Plan                   134,389 shares(2)     8.3            4.6
                           c/o Frontier Trust
                           3100 13th Avenue South
                           Fargo, ND 58106

                           Spencer A. Broughton                          120,761 shares(3)     7.5            4.2
                           406 Main Street
                           Red Wing, MN 55066

                           Scott S. Broughton                             57,259 shares(4)     3.5            2.0
                           406 Main Street
                           Red Wing, MN 55066

                           Terry A. Lynner                                21,260 shares(5)     1.3             *
                           First Bank Place
                           601 2nd Ave. S, #4600
                           Minneapolis, MN 55402

                           R. Scott Jones                                 15,100 shares(5)      *              *
                           222 Bush Street
                           Red Wing, MN 55066

                           William C. Ferril                              12,500 shares(5)      *              *
                           240 Wakefield Road
                           Wayzata, MN 55391

                           S. B. Foot, III                                12,500 shares(5)      *              *
                           Bench Street
                           Red Wing, MN 55066

                           David A. Cairns                                 8,000 shares(6)      *              *
                           18500 Beaverwood Road
                           Minnetonka, MN 55345

                           All executive officers and directors
                           as a group (12 persons)                       315,549 shares(7)    19.0           10.8


__________
*    Less than one percent.

(1) Shares allocated to the accounts of executive officers and reported as owned by the ESOP are also reported as beneficially owned by such executive officers. The shares of Common Stock owned by the ESOP are held by National City Bank of Minneapolis as trustee of the ESOP (the "ESOP Trustee"). Although the ESOP is required to invest primarily in the Common Stock of the Company, certain investment control is retained by the committee that administers the ESOP , which is composed of Scott S. Broughton and Gloria
     J. Reeck, who are officers of the Company. The shares held by the ESOP that are allocated to participants are voted by the ESOP Trustee in the manner directed by the participants, and the unallocated shares are voted by the ESOP Trustee in the same proportion as the allocated shares.

(2) Shares reported as owned by the Citizens Mutual 401(k) Plan (the "Savings Plan") that are held in the accounts of executive officers of the Company are also reported as beneficially owned by such executive officers. The shares of Common Stock owned by the Savings Plan are held by Frontier Trust as trustee of the Savings Plan (the "Savings Plan Trustee"). The shares in the Savings Plan are voted by the Savings Plan Trustee in the manner directed by the participants.

(3) Includes (a) 82,700 shares held in trust under the Savings Plan, (b) 10,661 shares held in trust under the ESOP and (c) 27,400 shares that may be purchased under currently exercisable options or options that will be come exercisable within 60 days after the date of this Form 10-K.

(4) Includes (a) 8,116 shares held in trust under the Savings Plan, (b) 8,693 shares held in trust under the ESOP and (c) 38,150 shares that may be purchased under currently exercisable options or options that will be come exercisable within 60 days after the date of this Form 10-K.

(5) Includes 10,000 shares that may be purchased under currently exercisable options.

(6) Includes 2,000 shares that may be purchased under currently exercisable options.

(7) Includes (a) 102,802 shares held in trust under the Savings Plan, (b) 38,013 shares held in trust under the ESOP for the benefits of certain officers of the Company, and (c) 144,700 shares that may be purchased under currently exercisable options or options that will be come exercisable within 60 days after the date of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The operations of the Company are directly interrelated with the operations of Citizens Mutual. Under the terms of the Pooling Agreement, all premiums, losses, loss adjustment expenses and underwriting expenses (after deducting all other reinsurance) are prorated between the Company and Citizens Mutual on the basis of their participation in the pool. Since October 20, 1989, the Company's and Citizens Mutual's participation in the pool have been 75% and 25%, respectively. During the year ended December 31, 1995, the Company assumed approximately $32,194,349 of gross premiums written from, and ceded approximately $1,869,665 of gross premiums written to Citizens Mutual under the Pooling Agreement.

Under the Management Services Agreement, Citizens Mutual provides the Company with facilities, employees and all services required to conduct its business on a cost allocated basis. Under the Management Services Agreement, the Company pays 75% of all expenses of Citizens Mutual relating to salaries, employee benefits, facilities and data processing equipment. In addition, the Company pays Citizens Mutual for services that are performed specifically for the Company. Pursuant to a second amended Management Services Agreement, the employees will be transferred to the Company when Citizens Mutual owns shares of Common Stock and Series A Preferred Stock with less than 50% of the voting power of all outstanding voting securities of the Company.

Pursuant to a capital access fee agreement, Citizens Mutual, Citizens Fund and ICO pay a fee to the Company in consideration of the Company's ability to raise capital for the combined insurance operations of Citizens Mutual, Citizens Fund and ICO. The fee is paid monthly in an amount equal to 1% of the aggregate direct written premiums of Citizens Mutual, Citizens Fund and ICO. Of the total monthly fee, 25% of the fee is payable by Citizens Mutual. However, Citizens Mutual's obligation to pay its portion of the fee would terminate on the earlier of (i) the date on which the Company's currently outstanding bank loan (or any indebtedness incurred to refinance such loan) is repaid in full or
(ii) the closing date of the next public offering of securities by the Company.

In March 1994, the Boards of Directors of the Company and Citizens Mutual approved a transaction in which the Company issued 1,250,000 shares of Series A Preferred Stock in exchange for 1,250,000 shares of Common Stock of the Company previously held by Citizens Mutual. Dividends (in an annual amount of $.27825 per share) are paid on the Series A Preferred Stock, when, as and if declared by the Company's Board of Directors, and such dividends are cumulative and payable quarterly. The Series A Preferred Stock has a liquidation preference of $3.50 per share, is not convertible by Citizens Mutual and is not subject to redemption at the option of the Company or Citizens Mutual.

Goldsmith, Agio, Helms & Company ("Goldsmith, Agio"), an investment banking firm, is providing certain financial advisory services to the Company in connection with the Meridian Acquisition. The Company anticipates paying Goldsmith, Agio total fees of approximately $250,000, of which $62,500 has been paid to date. Terry A. Lynner, a director of the Company, is a Managing Director of Goldsmith, Agio.

Citizens Fund holds an investment in UBI. See Part III, Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

The Company is the borrower under a bank loan agreement with GCNB. See Part III,
Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

     (1) FINANCIAL STATEMENTS

                                                                         Page
                              Description                               Number
         -----------------------------------------------------------    -------

         Independent Auditors' Report...............................      38

         Consolidated Balance Sheets as of December 31,
         1995 and...................................................      20

         Consolidated Statements of Income for the Years ended
         December 31, 1995, 1994 and 1993...........................      21

         Consolidated Statements of Changes in Equity for the Years
         ended December 31, 1995, 1994 and 1993.....................      22

         Consolidated Statements of Cash Flows for the Years ended
         December 31, 1995, 1994 and 1993...........................      23

         Notes to Consolidated Financial Statements.................      24

     (2) FINANCIAL STATEMENT SCHEDULES

         Schedule                                                        Page
          Number                   Description                          Number
         --------   -----------------------------------------           ------

                    Independent Auditors' Report....................      56

             I.     Summary Of Investments - Other Than Investments
                      In Related Parties............................      57

            II.     Condensed Financial Information of Registrant...      58

           III.     Supplementary Insurance Information.............      64

            IV.     Reinsurance.....................................      65

            VI.     Supplemental Information Concerning Property-
                      Casualty Insurance Operations.................      66

         All other schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     (3) LISTING OF EXHIBITS

         Exhibit
         Number                         Description
         ------  ---------------------------------------------------------------

         (2)     (.1)  Plan of Stock Exchange between the Company and Citizens
                       Security Mutual Insurance Company dated as of March 31, 1994(1)
                 (.2) Acquisition and Affiliation Agreement dated as of March 20, 1996 by and among the Company, Citizens Security Mutual Insurance Company, and Meridian Insurance Group, Inc.

         Exhibit
         Number                         Description
         ------  ---------------------------------------------------------------

         (3)     (.1)  Articles of Incorporation(2)

                 (.2)  Bylaws(3)

         (4)     (.1)  Certificate of Designations, defining the rights of the holders of Series A Preferred Stock of the Company(1)

                 (.2)  Form of Common Stock certificate(4)

         (10)    (.1a) Reinsurance Pooling Agreement dated as of September 22,
                       1986 and restated as of November 10, 1986 among Citizens Security Mutual Insurance Company, the Company and Citizens Fund Insurance(4)

                 (.1b) First Amended Reinsurance Pooling Agreement dated as of
                       October 20, 1989 among the Company, Citizens Fund Insurance Company, Citizens Security Mutual Insurance Company and Insurance Company of Ohio(5)

                 (.2a) Management Services Agreement dated as of September 22,
                       1986 and restated as of November 10, 1986 among Citizens Security Mutual Insurance Company, the Company and Citizens Fund Insurance Company(4)

                 (.2b) First Amended Management Services Agreement dated as of
                       October 20, 1989 among the Company, Citizens Fund Insurance Company, Citizens Security Mutual Insurance and Insurance Company of Ohio(5)

                 (.2c) Second Amended Management Services Agreement among the
                       Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company and Insurance Company of Ohio, dated March 31, 1994(1)

                 (.3)  1986 Stock Option Plan, as restated April 18, 1995(6)*

                 (.4) Third Amended Stipulation dated April 9, 1993 among the Minnesota Department of Commerce, Citizens Security Mutual Insurance Company and Citizens Fund Insurance Company(7)

                 (.5) Lease dated March 1, 1993 between Red Wing Hotel Corporation and Citizens Security Mutual Insurance Company(3)

                 (.6a) Software License and Development Agreement dated as of
                       August 25, 1988 between the Company and Programming Resources Company(2)

         Exhibit
         Number                         Description
         -----------------------------------------------------------------------

                 (.6b) Amendment dated January 3, 1989 to Software License and
                       Development Agreement dated as of August 25, 1988 between the Company and Programming Resources Company(5)

                 (.6c) Addendum dated October 7, 1991 to Software License and
                       Development Agreement between the Company and Programming Resources Company(5)

                 (.6d) Addendum effective as of September 1, 1993 to Software
                       License and Development Agreement dated as of August 25, 1988 between the Company and Programming Resources Company(2)

                 (.7a) Amended and Restated Term Loan Agreement dated as of
                       December 31, 1992 between the Company and First Bank National Association(3)

                 (.7b) First Amendment dated as of March 31, 1993 to Amended and
                       Restated Term Loan Agreement dated as of December 31, 1992 by and between the Company and First Bank National Association(7)

                 (.7c) Waiver Letter dated March 1, 1994 to the Company from
                       First Bank National Association(2)

                 (.7d) Second Amendment, dated as of March 31, 1994 to Amended and Restated Term Loan Agreement, dated as of December 31, 1992 by and between the Company and First Bank National Association(1)

                 (.7e) Third Amendment, dated as of August 1, 1994 to Amended and Restated Term Loan Agreement, dated as of December 31, 1992 by and between the Company and First Bank National Association(8)

                 (.7f) Waiver letter dated February 28, 1995 to the Company from
                       First Bank National Association(5)

                 (.7g) Waiver letter dated November 9, 1995 to the Company from
                       Goodhue County National Bank(9)

                 (.7h) Fourth Amendment, dated as of November 9, 1995 to Amended and Restated Term Loan Agreement, dated as of December 31, 1992 by and between the Company and Goodhue County National Bank

                 (.8) Pledge Agreement dated as of December 31, 1992 between the Company and First Bank National Association(3)

                 (.9a) Letter Agreement dated as of November 2, 1989 among the
                       Company, Insurance Company of Ohio and the Ohio Department of Insurance(5)

                 (.9b) Letter dated October 7, 1993 to Insurance Company of Ohio from the Ohio Department of Insurance(10)

         Exhibit
         Number                         Description
         -----------------------------------------------------------------------

                 (.10a) 1994 Employee Bonus Plan(2)*

                 (.10b) 1995 Employee Bonus Plan(6)*

                 (.11)  Nonemployee Director Stock Option Plan(11)*

                 (.12) Letter Agreement dated January 15, 1992 between Citizens Fund Insurance Company and the Minnesota Department of Commerce(12)

                 (.13a) Lease dated September 16, 1993 between Engwiller
                        Properties, Inc. and Insurance Company of Ohio(10)

                 (.13b) Sublease Agreement dated July 5, 1995 between Insurance
                        Company of Ohio and Tom Witkowski(12)

                 (.14) Letter dated September 22, 1993 to State of Minnesota Department of Commerce from Citizens Fund Insurance Company(2)

                 (.15) Capital Access Fee Agreement dated March 31, 1994 among the Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company and Insurance Company of Ohio(1)

                 (.16) Order Approving Restructuring dated March 31, 1994 issued by the Minnesota Department of Commerce(1)

                 (.17) Letter of Authority dated September 12, 1994 to Scudder, Stevens & Clark, Inc. from Citizens Fund Insurance Company(8)

                 (.18) Letter of Authority dated September 12, 1994 to Scudder, Stevens & Clark, Inc. from Insurance Company of Ohio(8)

                 (.19a) Agreement dated December 31, 1994 among Citizens
                        Security Mutual Insurance Company, Citizens Fund Insurance Company, Insurance Company of Ohio and Adjusting Unlimited, Inc.(5)

                 (.19b) Agreement dated December 31, 1995 between the Company and Adjusting Unlimited, Inc.

                 (.20) Lease dated April 21, 1995 between Eagle Building, L.L.C. and Citizens Security Mutual Insurance Company(6)

                 (.21) Deferred Compensation Plan Agreement dated August 1, 1995 between Citizens Security Mutual Insurance Company and Scott Broughton*

         (21)    Subsidiaries of the Company(5)

         (24)    Power of Attorney

         (27)    Financial Data Schedule

         Exhibit
         Number                         Description
         -----------------------------------------------------------------------

         (28)    (.1)   Schedule P from Citizens Fund Insurance Company's 1995
                        Annual Statement filed with the Minnesota State
                        Insurance Department

                 (.2) Schedule P from Insurance Company of Ohio's 1995 Annual Statement filed with the Ohio Department of Insurance

__________
*    Denotes management contract or compensatory plan or arrangement.

     (1)  Incorporated by reference to the Company's Form 8-K dated March 31,
          1994.

     (2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

     (3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1992.

     (4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-9096) which became effective on December 17, 1986.

     (5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.

     (6) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1995.

     (7) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1993.

     (8) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994.

     (9) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.

     (10) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1993.

     (11) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1991.

     (12) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991.

     (13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.


(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CITIZENS SECURITY GROUP INC.

March 19, 1996                          By: /s/ Spencer A. Broughton
                                            ------------------------
                                            Spencer A. Broughton
                                            Chairman of the Board,
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Spencer A. Broughton     Chairman of        )
                         the Board,         )
                         Chief Executive    )
                         Officer            )
                         (principal         )
                         executive          )
                         officer) and       )
                         Director           )
                                            )
Scott S. Broughton*      President, Chief   )    By:   /s/ SPENCER A. BROUGHTON
                         Operating Officer, )          ------------------------
                         Chief Financial    )          Spencer A. Broughton
                         Officer            )          Pro Se and Attorney-
                         (principal         )          in-Fact
                         financial and      )    Date: March 19, 1996
                         accounting         )
                         officer) and       )
                         Director           )
                                            )
David A. Cairns*         Director           )
                                            )
R. Scott Jones*          Director           )
                                            )
S. B. Foot, III*         Director           )
                                            )
Terry A. Lynner*         Director           )
                                            )
William C. Ferril*       Director           )

__________
* Executed on behalf of the indicated persons by Spencer A. Broughton pursuant to the Power of Attorney included as Exhibit 24 to this report.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Citizens Security Group Inc.:

Under date of March 15, 1996, we reported on the consolidated balance sheets of Citizens Security Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in Part III, Item 8, "Financial Statements and Supplementary Data". In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 14.(a)(2)). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 109, "Accounting for Income Taxes," in 1993.



                                                           KPMG Peat Marwick LLP

Minneapolis, Minnesota
March 15, 1996

                  Citizens Security Group Inc. and Subsidiaries

                      Schedule I. Summary Of Investments -
                    Other Than Investments In Related Parties

                                December 31, 1995

                                                                                        Amount at which
                                                                                         shown in the
                                                              Cost(1)         Value      balance sheet
                                                           ------------     ---------    -------------
Type of investment:
  Fixed maturities:
    Bonds:
      U.S. Treasury securities
        and obligations of U.S.
        Government corporations
          and agencies . . . . . . . . . . . . . . . .     $ 6,656,527      6,748,373    $ 6,748,373
      Obligations of states and
        political subdivisions . . . . . . . . . . . .       6,848,211      7,131,048      7,131,048
      Corporate securities . . . . . . . . . . . . . .      11,189,336     11,477,976     11,477,976
      Mortgage-backed securities . . . . . . . . . . .      11,480,539     11,664,667     11,664,667
                                                           -----------    -----------    -----------
  Total fixed maturities . . . . . . . . . . . . . . .      36,174,613     37,022,064     37,022,064
                                                           -----------    -----------    -----------

  Equity securities:
    Preferred stocks . . . . . . . . . . . . . . . . .         200,000        231,000        231,000
    Common stocks:
      Banks, trusts & insurance
        companies. . . . . . . . . . . . . . . . . . .         280,450        387,518        387,518
      Industrial & miscellaneous . . . . . . . . . . .         168,831        172,867        172,867
                                                           -----------    -----------    -----------
  Total equity securities. . . . . . . . . . . . . . .         649,281        791,385        791,385
                                                           -----------    -----------    -----------

  Short-term investments . . . . . . . . . . . . . . .       1,462,448                     1,462,448
                                                           -----------                   -----------
  Total investments. . . . . . . . . . . . . . . . . .     $38,286,342                   $39,275,897
                                                           -----------                   -----------
                                                           -----------                   -----------

__________
(1) Fixed maturities and short-term investments are at amortized cost and equity securities at original cost.

                   Citizens Security Group Inc. (Parent Only)

           Schedule II. Condensed Financial Information of Registrant
                       Condensed Balance Sheet Information

                                                                       December 31,
                                                                ---------------------------
                                                                    1995           1994
                                                                ------------   ------------
                                     ASSETS
Investment in subsidiaries . . . . . . . . . . . . . . . . .    $17,963,956    $15,564,990
Cash       . . . . . . . . . . . . . . . . . . . . . . . . .        257,816        105,214
Receivable from subsidiary . . . . . . . . . . . . . . . . .        139,285              -
Loan origination costs (accumulated amortization
   of $142,897 and $107,541, respectively) . . . . . . . . .         31,384         66,740
Other assets . . . . . . . . . . . . . . . . . . . . . . . .         13,303         39,897
                                                                -----------    -----------

          Total assets . . . . . . . . . . . . . . . . . . .    $18,405,744    $15,776,841
                                                                -----------    -----------
                                                                -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Bank loan payable . . . . . . . . . . . . . . . . . . . .     $  999,000    $ 1,518,920
   Payable to subsidiary . . . . . . . . . . . . . . . . . .              -        108,184
   Unearned compensation . . . . . . . . . . . . . . . . . .        329,999        509,999
   Other liabilities . . . . . . . . . . . . . . . . . . . .        109,835         90,660
                                                                -----------    -----------

          Total liabilities. . . . . . . . . . . . . . . . .      1,438,834      2,227,763
                                                                -----------    -----------

Shareholders' equity:
   Preferred stock, $.01 par value; 7.95% Series A;
     1,250,000 shares authorized issued and
     outstanding . . . . . . . . . . . . . . . . . . . . . .      4,375,000      4,375,000
   Common stock, $.01 par value; 10,000,000
     shares authorized; 1,661,585 shares issued
     and outstanding . . . . . . . . . . . . . . . . . . . .         16,616         16,616
Additional paid-in capital . . . . . . . . . . . . . . . . .      5,097,360      5,097,360
Unearned compensation. . . . . . . . . . . . . . . . . . . .       (329,999)      (509,999)
Unrealized appreciation of subsidiaries'
     investments in equity securities. . . . . . . . . . . .         94,107         27,491
   Unrealized appreciation (depreciation)
     of subsidiaries' investments in
     fixed maturities. . . . . . . . . . . . . . . . . . . .        558,451     (1,502,054)
   Retained earnings, including undistributed
     income of subsidiaries of $1,379,773 and
     $1,125,928 as of December 31, 1995 and
     1994, respectively. . . . . . . . . . . . . . . . . . .      7,155,375      6,062,664
                                                                -----------    -----------

          Total shareholders' equity . . . . . . . . . . . .     16,966,910     13,549,078
                                                                -----------    -----------

          Total liabilities and shareholders'
             equity. . . . . . . . . . . . . . . . . . . . .    $18,405,744    $15,776,841
                                                                -----------    -----------
                                                                -----------    -----------



           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL INFORMATION.

                   Citizens Security Group Inc. (Parent Only)

           Schedule II. Condensed Financial Information of Registrant Condensed Statement of Income Information


                                                      Year ended December 31,
                                             ----------------------------------------
                                                1995           1994           1993
                                             ----------     ----------     ----------
Revenues:
    Capital access fee income. . . . . .     $  504,045     $  360,769     $        -
                                             ----------     ----------     ----------
        Total revenues . . . . . . . . .        504,045        360,769              -
                                             ----------     ----------     ----------

Operating expenses:
 Salaries  . . . . . . . . . . . . . . .        215,525        125,000        110,000
 Interest expense. . . . . . . . . . . .        121,669        202,928        243,563
 Legal and auditing expenses . . . . . .         38,379         39,139         35,547
 Amortization of organization and
 loan origination cost . . . . . . . . .         35,357         33,550         24,672
 Professional services expenses. . . . .         24,341         24,751         54,187
 Other operating expenses. . . . . . . .         35,802         18,127         13,098
                                             ----------     ----------     ----------

        Total operating expenses . . . .        471,073        443,495        481,067
                                             ----------     ----------     ----------

        Operating income (loss). . . . .         32,972        (82,726)      (481,067)

Income tax expense (benefit) . . . . . .         11,000        (28,000)      (164,000)
                                             ----------     ----------     ----------

        Net income (loss)
         - Parent only . . . . . . . . .         21,972        (54,726)      (317,067)

Equity in net income of
    subsidiaries . . . . . . . . . . . .      1,418,551      1,436,264      1,818,985
                                             ----------     ----------     ----------

        Consolidated net income. . . . .     $1,440,523     $1,381,538     $1,501,918
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------



           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL INFORMATION.

                   Citizens Security Group Inc. (Parent Only)

           Schedule II. Condensed Financial Information of Registrant Condensed Statement of Cash Flows Information

                                                           Year ended December 31,
                                                  -----------------------------------------
                                                     1995           1994           1993
                                                  -----------------------------------------
Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . .      $1,440,523     $1,381,538     $1,501,918
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Change in receivable from/ (3,840)
            payable to subsidiaries. . . . .        (247,469)        80,132         (3,840)
         Change in other liabilities . . . .          19,175         89,049        (53,139)
         Change in equity in
           undistributed net (594,085)
           income of subsidiaries. . . . . .        (253,845)        21,224       (594,085)
      Other. . . . . . . . . . . . . . . . .          61,950         15,939         12,076
                                                  ----------     ----------     ----------
         Net cash from operating
           activities. . . . . . . . . . . .       1,020,334      1,587,882        862,930
                                                  ----------     ----------     ----------

Cash flows from investing activities:
   Capital contribution to
      subsidiary . . . . . . . . . . . . . .            -              -              -
                                                  ----------     ----------     ----------

        Net cash used in investing
          activities . . . . . . . . . . . .            -              -              -
                                                  ----------     ----------     ----------

Cash flows from financing activities:
   Cost of issuance of Series A -
      preferred stock. . . . . . . . . . . .            -          (149,814)          -
   Change in bank loan payable . . . . . . .        (519,920)    (1,050,000)      (859,651)
   Common stock dividends. . . . . . . . . .            -              -              -
   Series A preferred stock dividends. . . .         347,812       (260,859)          -
   Other   . . . . . . . . . . . . . . . . .               -        (28,211)        (4,497)
                                                  ----------     ----------     ----------
Net cash from used in
   financing activities. . . . . . . . . . .        (867,732)    (1,488,884)      (864,148)
                                                  ----------     ----------     ----------
Net increase (decrease) in cash. . . . . . .         152,602         98,998         (1,218)

Cash at beginning of year. . . . . . . . . .         105,214          6,216          7,434
                                                  ----------     ----------     ----------

Cash at end of year. . . . . . . . . . . . .      $  257,816     $  105,214     $    6,216
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------



           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL INFORMATION.

                   Citizens Security Group Inc. (Parent Only)

           Schedule II. Condensed Financial Information of Registrant
                    Notes To Condensed Financial Information
                        December 31, 1995, 1994 and 1993

1. Basis of presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes as set forth in Part II,
Item 8, "Financial Statements and Supplementary Data."

The Company entered into a capital access fee agreement on March 31, 1994 under which Citizens Security Mutual Insurance Company ("Citizens Mutual"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO") pay a fee to the Company in consideration of its ability to raise capital for the combined insurance operations of Citizens Mutual, Citizens Fund and ICO. The fee is paid monthly in an amount equal to one percent of the aggregate direct written premiums of Citizens Mutual, Citizens Fund and ICO. Citizens Mutual's obligation to pay its portion of the fee will terminate on the earlier of (i) the date on which the Company's currently outstanding bank loan (or any indebtedness incurred to refinance such loan) is repaid in full or (ii) the closing date of the Company's next public offering of securities.

As of March 20, 1996, Meridian Insurance Group, Inc., ("Meridian") and the Company executed a definitive acquisition agreement providing for Meridian's acquisition of the Company for approximately $29 million in cash. Common shareholders of the Company would receive approximately $12.50 per common share, and the preferred shareholder, Citizens Mutual, would receive approximately $4.4 million for the Company's preferred stock. In conjunction with the transaction, Meridian would also assume control of Citizens Mutual and Citizens Fund, ICO and Citizens Mutual would enter into arrangements with the Meridian Insurance Group companies relating to the pooling of insurance.

The acquisition is conditioned upon approval by the companies' Board of Directors, the Company's common and preferred shareholders, Citizen Mutual's policyholders and insurance regulators in Indiana, Minnesota, and Ohio, where the insurance companies are domiciled. It is anticipated that the acquisition will be completed by June 30, 1996.

2. Bank loan payable

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan from First Bank National Association, which has subsequently been assigned on November 9, 1995 to Goodhue County National Bank, Red Wing, Minnesota. The principal balance of the bank loan remaining to be paid as of December 31, 1995, was $999,000. The current interest rate is 8.75 percent, but the rate is variable and is tied to the prime rate. The Company is required to make quarterly principal payments of $100,000 until October 1996 when the remaining principal amount of $699,000 is due. Principal may be prepaid. Principal payments of $519,920 were made in 1995. Interest payments in 1995, 1994 and 1993 totaled $121,669, $202,928, and $243,563, respectively.

The loan is secured by a pledge of the stock of Citizens Fund and ICO. Additionally, the Company agreed to certain restrictive covenants which limit the amount of subsequent indebtedness, dividends payable to shareholders, capital expenditures and business acquisitions. The covenants also restrict any changes to the pooling agreement.

These restrictive covenants further require that Citizens Fund and ICO maintain specified levels of capital and policyholders' surplus and that net

                   Citizens Security Group Inc. (Parent Only)

           Schedule II. Condensed Financial Information of Registrant
                    Notes To Condensed Financial Information
                        December 31, 1995, 1994 and 1993

written premiums to policyholders' surplus and combined trade ratios not exceed specified levels. The Company is currently in compliance with all requirements of the loan agreement.

3. Stock exchange

On March 31, 1994, Citizens Mutual exchanged 1,250,000 shares of common stock for 1,250,000 shares of 7.95% Series A Preferred Stock ("Preferred Stock"). The Preferred Stock, which has an annual cumulative dividend of $.27825 per share and a liquidation preference of $3.50 per share, ranks senior to the Company's common stock as to payment of dividends and also as to the distribution of assets should there be a liquidation or dissolution of the Company. The Preferred Stock is not convertible by Citizens Mutual and is not subject to redemption at the option of the Company or Citizens Mutual.

The Preferred Stock was recorded at the liquidation preference of $3.50 per share, which approximated the market value of the common stock retired at the time of the exchange. Common stock and additional paid-in capital were decreased $4,524,814 for the common stock retired (including $149,814 of transaction costs).

4. Dividend restrictions

As a holding company, the Company depends on dividends from Citizens Fund and ICO to make principal and interest payments with respect to its bank loan and to meet its other expenses. During 1995, 1994 and 1993, the Company received dividends from Citizens Fund of $789,000, $811,754 and $682,845, respectively. During 1995, 1994 and 1993, the Company received dividends from ICO of $375,706, $645,735 and $542,057, respectively. As members of an insurance holding company system, Citizens Fund and ICO are restricted by law as to the amount of dividends they may pay to the Company without the approval of state regulatory authorities.

Generally, restrictions on Citizens Fund limit the amount of dividends paid during a twelve month period to an amount which does not exceed the greater of
(i) 10 percent of Citizens Fund's statutory surplus at the end of the prior year or (ii) the statutory net income, not including realized gains, of Citizens Fund for the prior year. In addition, ordinary dividends may only be paid from the earned surplus of Citizens Fund, also known as unassigned funds, determined in accordance with the accounting procedures and practices used in the preparation of its statutory annual statement, minus 25 percent of earned surplus attributable to unrealized capital gains. As of December 31, 1995, Citizens Fund's unassigned surplus was $305,020. Citizens Fund's ordinary dividends are restricted to a maximum of $832,883 for 1996. Citizens Fund paid dividends of $789,000 in 1995.

Restrictions on ICO limit the amount of dividends paid during a twelve month period to an amount which does not exceed the greater of (i) 10 percent of ICO's statutory surplus at the end of the prior year or (ii) the net income of ICO for the prior year. In addition, ordinary dividends may only be paid from earned surplus, which equals ICO's unassigned funds as set forth in its most recent statutory annual statement, including net unrealized capital gains and losses. As of December 31, 1995, ICO's unassigned surplus was $69,053. ICO's ordinary dividends are restricted to a maximum $528,705 for 1996. ICO paid dividends of $375,706 in 1995.

                   Citizens Security Group Inc. (Parent Only)

           Schedule II. Condensed Financial Information of Registrant
                    Notes To Condensed Financial Information
                        December 31, 1995, 1994 and 1993


Pursuant to Ohio insurance laws, ICO must maintain statutory surplus of $5,000,000 in order to write commercial property and casualty insurance lines. As of December 31, 1995, ICO's statutory surplus was $5,287,053. The requirements for minimum capital and surplus may restrict ICO's ability to pay dividends to the Company.

                  Citizens Security Group Inc. and Subsidiaries

                Schedule III. Supplementary Insurance Information


                                     At December 31,
                  ------------------------------------------------------
                                    Loss                         Other
                   Deferred       and loss                      policy
                    policy       adjustment                   claims and
                  acquisition      expense       Unearned      benefits
Segment              costs        reserves       premiums       payable
- -------           -----------    ----------      --------     ----------
1995
Property-Liability
  Insurance:
    Commercial     1,288,959     16,160,791      9,148,444
    Personal       1,138,459      7,852,075      7,483,888
    Investment
      income,
      less
      related
      expenses          -              -              -              -
    Other               -              -              -              -
                  ----------     ----------     ----------     ----------

Total Insurance
  Segment         $2,427,418     24,012,866     16,632,332           -
                  ----------     ----------     ----------     ----------
                  ----------     ----------     ----------     ----------


1994

Property-Liability
  Insurance:
    Commercial    $1,218,083     13,601,524      8,890,975           -
    Personal       1,080,620      7,388,212      6,781,973           -
    Investment
      income,
      less
      related
      expenses          -              -              -              -
  Other -               -              -              -              -
                  ----------     ----------     ----------     ----------

Total Insurance
  Segment         $2,298,703     20,989,736     15,672,948           -
                  ----------     ----------     ----------     ----------
                  ----------     ----------     ----------     ----------


1993(1)
Property-Liability
  Insurance:
    Commercial    $1,147,004     11,988,698      7,199,859           -
    Personal         935,934      7,403,428      5,949,722           -
    Investment
      income,
      less
      related
      expenses          -              -              -              -
  Other                 -              -              -              -
                  ----------     ----------     ----------     ----------

Total Insurance
  Segment         $2,082,938     19,392,126     13,149,581           -
                  ----------     ----------     ----------     ----------
                  ----------     ----------     ----------     ----------


                                                 Year ended December 31,
                  -------------------------------------------------------------------------------------
                                               Insurance
                                                  losses     Amortization
                                     Net         and loss      of policy         Other
                   Premiums      investment     adjustment    acquisition      operating      Premiums
                    earned         income        expenses        costs         expenses        written
                   --------      ----------     ----------   ------------      ---------      --------
1995
Property-Liability
  Insurance:
    Commercial    17,127,812                    11,026,234      2,899,899      2,661,189     17,336,908
    Personal      13,507,454                    10,320,550      2,561,304      2,350,466     14,161,647
    Investment
      income,
      less
      related
      expenses          -         2,452,264           -              -              -              -
    Other               -              -              -              -           (32,972)          -
                  ----------     ----------     ----------     ----------     ----------     ----------

Total Insurance
  Segment         30,635,266      2,452,264     21,346,784      5,461,203      4,978,683     31,498,555
                  ----------     ----------     ----------     ----------     ----------     ----------
                  ----------     ----------     ----------     ----------     ----------     ----------


1994

Property-Liability
  Insurance:
    Commercial    14,784,091           -         9,391,332      2,764,812      2,344,902     16,346,327
    Personal      12,564,978           -         9,177,750      2,451,815      2,079,441     13,365,924
    Investment
      income,
      less
      related
      expenses          -         2,194,372           -              -              -              -
  Other -                              -              -              -            82,726           -
                  ----------     ----------     ----------     ----------     ----------     ----------

Total Insurance
  Segment         27,349,069      2,194,372     18,569,082      5,216,627      4,507,069     29,712,251
                  ----------     ----------     ----------     ----------     ----------     ----------
                  ----------     ----------     ----------     ----------     ----------     ----------


1993(1)
Property-Liability
  Insurance:
    Commercial    12,552,511           -         7,442,534      2,668,648      1,860,731     13,533,548
    Personal      11,936,407           -         8,981,733      2,177,272      1,711,634     12,013,191
    Investment
      income,
      less
      related
      expenses          -         1,952,529           -              -              -              -
  Other                 -              -              -                 -        481,067           -
                  ----------     ----------     ----------     ----------     ----------     ----------

Total Insurance
  Segment         24,488,918      1,952,529     16,424,267      4,845,920      4,053,432     25,546,739
                  ----------     ----------     ----------     ----------     ----------     ----------
                  ----------     ----------     ----------     ----------     ----------     ----------


__________
(1) Balance sheet information not applicable.

                  Citizens Security Group Inc. and Subsidiaries

                            Schedule IV. Reinsurance

                  Years ended December 31, 1995, 1994 and 1993

                                                                                  Percentage
                                   Ceded to        Assumed                         of amount
    Insurance           Gross        other        from other          Net           assumed
 premiums earned     amount(1)     companies       companies        amount          to net
 ---------------    ------------   ---------      ----------      ----------      ----------
      1995          $36,251,560    5,616,294          -           30,635,266          0.0%

      1994           33,107,727    5,758,658          -           27,349,069          0.0

      1993           29,699,129    5,210,211          -           24,488,918          0.0


__________
(1) Pursuant to the Pooling Agreement, gross insurance premiums earned includes 75% of Citizens Fund's, ICO's and Citizens Mutual's gross premiums earned.

                  Citizens Security Group Inc. and Subsidiaries

                Schedule VI. Supplemental Information Concerning
                     Property-Casualty Insurance Operations



                                              At December 31,
                    -------------------------------------------------------------------
                                     Reserves for
                     Deferred        unpaid losses
                      policy           and loss              Discount
                    acquisition       adjustment              on loss          Unearned
                      costs            expenses              reserves          premiums
                    -----------      -------------          ----------        -----------
          1995      $2,427,418         24,012,866               -             16,632,332

          1994       2,298,703         20,989,736               -             15,672,948




                                                     Year ended December 31,
         ---------------------------------------------------------------------------------------------------------------------
                                                Losses and loss
                                                  adjustment
                                               expenses incurred             Amortization          Paid
                                                  related to                  of deferred         losses
                             Net          ---------------------------           policy           and loss
            Earned       investment        Current          Prior             acquisition       adjustment          Premiums
           premiums        income           year            years               costs            expenses            written
         ------------    ----------      -----------     -----------         ------------      ------------        -----------
1995     $30,635,266      2,452,264       21,900,996       (554,212)           5,461,203        19,669,923         31,498,555

1994      27,349,069      2,194,372       19,506,310       (937,228)           5,216,627        16,986,286         29,712,251

1993      24,488,918      1,952,529       17,219,223       (794,956)           4,845,920        14,897,578         25,546,739

                                  EXHIBIT INDEX


Exhibit
Number                                  Description
- ------     ---------------------------------------------------------------------

    (2)   (.1)      Plan of Stock Exchange between the Company and
                    Citizens Security Mutual Insurance Company dated as of March 31, 1994(1)

          (.2) Acquisition and Affiliation Agreement dated as of March 20, 1996 by and among the Company, Citizens Security Mutual Insurance Company and Meridian Insurance Group, Inc.

    (3)   (.1)      Articles of Incorporation(2)

          (.2)      Bylaws(3)

    (4)   (.1)      Certificate of Designations, defining the rights
                    of the holders of Series A Preferred Stock of the Company(1)

          (.2)      Form of Common Stock certificate(4)

    (10)  (.1a)     Reinsurance Pooling Agreement dated as of
                    September 22, 1986 and restated as of November 10,
                    1986 among Citizens Security Mutual Insurance
                    Company, the Company and Citizens Fund Insurance(4)

          (.1b) First Amended Reinsurance Pooling Agreement dated as of October 20, 1989 among the Company, Citizens Fund Insurance Company, Citizens Security Mutual Insurance Company and Insurance Company of Ohio(5)

          (.2a)     Management Services Agreement dated as of
                    September 22, 1986 and restated as of November 10, 1986 among Citizens Security Mutual Insurance
                    Company, the Company and Citizens Fund Insurance
                    Company(4)

          (.2b) First Amended Management Services Agreement dated as of October 20, 1989 among the Company, Citizens Fund Insurance Company, Citizens Security Mutual Insurance and Insurance Company of Ohio(5)

          (.2c) Second Amended Management Services Agreement among the Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company and Insurance Company of Ohio, dated March 31, 1994(1)

          (.3)      1986 Stock Option Plan, as restated April 18, 1995(6)*

          (.4) Third Amended Stipulation dated April 9, 1993 among the Minnesota Department of Commerce, Citizens Security Mutual Insurance Company and Citizens Fund Insurance Company(7)

Exhibit                                 Description
- -------   ----------------------------------------------------------------------

          (.5) Lease dated March 1, 1993 between Red Wing Hotel Corporation and Citizens Security Mutual Insurance Company(3)

          (.6a) Software License and Development Agreement dated as of August 25, 1988 between the Company and Programming Resources Company(2)

          (.6b) Amendment dated January 3, 1989 to Software License and Development Agreement dated as of August 25, 1988 between the Company and Programming Resources Company(5)

          (.6c) Addendum dated October 7, 1991 to Software License Development Agreement between the Company and Programming Resources Company(5)

          (.6d) Addendum effective as of September 1, 1993 to Software License and Development Agreement dated as of August 25, 1988 between the Company and Programming Resources Company(2)

          (.7a) Amended and Restated Term Loan Agreement dated as of December 31, 1992 between the Company and First Bank National Association(3)

          (.7b) First Amendment dated as of March 31, 1993 to Amended and Restated Term Loan Agreement dated as of December 31, 1992 by and between the Company and First Bank National Association(7)

          (.7c) Waiver Letter dated March 1, 1994 to the Company from First Bank National Association(2)

          (.7d) Second Amendment, dated as of March 31, 1994 to Amended and Restated Term Loan Agreement, dated as of December 31, 1992 by and between the Company and First Bank National Association(1)

          (.7e) Third Amendment, dated as of August 1, 1994 to Amended and Restated Term Loan Agreement, dated as of December 31, 1992 by and between the Company and First Bank National Association(8)

          (.7f) Waiver letter dated February 28, 1995 to the Company from First Bank National Association(5)

          (.7g) Waiver letter dated November 9, 1995 to the Company from Goodhue County National Bank(9)

          (.7h) Fourth Amendment, dated as of November 9, 1995 to Amended and Restated Term Loan Agreement, dated as of December 31, 1992 by and between the Company and Goodhue County National Bank

          (.8) Pledge Agreement dated as of December 31, 1992 between the Company and First Bank National Association(3)

Exhibit                                 Description
- -------   ----------------------------------------------------------------------

          (.9a) Letter Agreement dated as of November 2, 1989 among the Company, Insurance Company of Ohio and the Ohio Department of Insurance(5)

          (.9b) Letter dated October 7, 1993 to Insurance Company of Ohio from the Ohio Department of Insurance(10)

          (.10a)    1994 Employee Bonus Plan(2)*

          (.10b)    1995 Employee Bonus Plan(6)*

          (.11)     Non-employee Director Stock Option Plan(11)*

          (.12) Letter Agreement dated January 15, 1992 between Citizens Fund Insurance Company and the Minnesota Department of Commerce(12)

          (.13a) Lease dated September 16, 1993 between Engwiller Properties, Inc. and Insurance Company of Ohio(10)

          (.13b) Sublease Agreement dated July 5, 1995 between Insurance Company of Ohio and Tom Witkowski(12)

          (.14) Letter dated September 22, 1993 to State of Minnesota Department of Commerce from Citizens Fund Insurance Company(2)

          (.15) Capital Access Fee Agreement dated March 31, 1994 among the Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company and Insurance Company of Ohio(1)

          (.16) Order Approving Restructuring dated March 31, 1994 issued by the Minnesota Department of Commerce(1)

          (.17) Letter of Authority dated September 12, 1994 to Scudder, Stevens & Clark, Inc. from Citizens Fund Insurance Company(8)

          (.18) Letter of Authority dated September 12, 1994 to Scudder, Stevens & Clark, Inc. from Insurance Company of Ohio(8)

          (.19a) Agreement dated December 31, 1994 among Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, Insurance Company of Ohio and Adjusting Unlimited, Inc.(5)

          (.19b) Agreement dated December 31, 1996 between the Company and Adjusting Unlimited, Inc.

          (.20) Lease dated April 21, 1995 between Eagle Building, L.L.C. and Citizens Security Mutual Insurance Company(6)

Exhibit                                 Description
- -------   ----------------------------------------------------------------------

          (.21) Deferred Compensation Plan Agreement dated August 1, 1995 between Citizens Security Mutual Insurance Company and Scott Broughton

    (21)            Subsidiaries of the Company(5)

    (24)            Power of Attorney

    (27)            Financial Data Schedule

    (28)  (.1)      Schedule P from Citizens Fund Insurance Company's
                    1995 Annual Statement filed with the Minnesota State
                    Insurance Department

          (.2) Schedule P from Insurance Company of Ohio's 1995 Annual Statement filed with the Ohio Department of Insurance

__________
*    Denotes management contract or compensatory plan or arrangement.

(1)  Incorporated by reference to the Company's Form 8-K dated March 31, 1994.

(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

(3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1992.

(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-9096) which became effective on December 17, 1986.

(5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1995.

(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1993.

(8) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994.

(9) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.

(10) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1993.

(11) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1991.

(12) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991.

(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.