Form 10-Q
period 1996-03-31
CITIZENS SECURITY GROUP INC /MN/
filed 1996-05-15
CIK 802971

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on May 10, 1996, was 1,701,585.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets

                                                      (Unaudited)
                                                        March 31, December 31,
                                                           1996        1995
                                                       ----------   ----------
                                        ASSETS
Investments:
   Fixed maturities, at market (amortized cost of
     $36,853,194 and $36,174,613, respectively) .     $36,853,515  $37,022,064
   Equity securities, at market (cost of $649,278
     and $649,278, respectively). . . . . . . . .         781,577      791,385
   Short-term investments . . . . . . . . . . . .       1,435,133    1,462,448
                                                        ----------  ----------
         Total investments. . . . . . . . . . . .      39,070,225   39,275,897
Cash. . . . . . . . . . . . . . . . . . . . . . .         208,346    1,291,173
Receivables:
   Insurance premiums receivable. . . . . . . . .       8,286,306    8,322,717
   Reinsurance recoverable. . . . . . . . . . . .       4,882,000    5,214,073
                                                        ----------  ----------
         Total receivables. . . . . . . . . . . .      13,168,306   13,536,790
Deferred policy acquisition costs . . . . . . . .       2,563,322    2,427,418
Prepaid reinsurance premiums. . . . . . . . . . .       1,976,997    2,395,744
Deferred tax asset. . . . . . . . . . . . . . . .         963,000      745,000
Accrued investment income . . . . . . . . . . . .         567,933      573,303
Equipment, at cost less accumulated depreciation.         541,701      594,525
Excess of cost over net assets acquired . . . . .         275,191      309,297
Other assets. . . . . . . . . . . . . . . . . . .         211,614      141,896
                                                        ----------  ----------
         Total assets . . . . . . . . . . . . . .     $59,546,635  $61,291,043
                                                        ----------  ----------
                                                        ----------  ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment
    expenses. . . . . . . . . . . . . . . . . . .     $23,431,277  $24,012,866
   Unearned premiums. . . . . . . . . . . . . . .      16,439,088   16,632,332
   Bank loan payable. . . . . . . . . . . . . . .         899,000      999,000
   Unearned compensation. . . . . . . . . . . . .         284,999      329,999
   Due to Citizens Mutual . . . . . . . . . . . .         244,334       76,616
   Current income taxes payable . . . . . . . . .          93,423       90,423
   Other liabilities. . . . . . . . . . . . . . .       1,374,300    2,182,897
                                                        ----------  ----------
         Total liabilities. . . . . . . . . . . .      42,766,421   44,324,133
                                                        ----------  ----------
Shareholders' equity:
   Preferred stock, $.01 par value; 7.95% Series A;
      1,250,000 shares authorized, issued and
       outstanding. . . . . . . . . . . . . . . .       4,375,000    4,375,000
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 1,691,585 and 1,661,585 shares
      issued and outstanding, respectively. . . .          16,916       16,616
   Additional paid-in capital . . . . . . . . . .       5,194,772    5,097,360
   Unearned compensation. . . . . . . . . . . . .        (284,999)    (329,999)
   Unrealized appreciation of investments in
       fixed maturities and equity securities,
         net of related taxes . . . . . . . . . .          87,620      652,558
   Retained earnings. . . . . . . . . . . . . . .       7,390,905    7,155,375
                                                        ----------  ----------
         Total shareholders' equity . . . . . . .      16,780,214   16,966,910
                                                        ----------  ----------
         Total liabilities and shareholders' equity   $59,546,635  $61,291,043
                                                        ----------  ----------
                                                        ----------  ----------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                          Consolidated Statements of Income



                                                              (Unaudited)
                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          1996         1995
                                                       ----------   ----------
Revenues:
    Premiums earned . . . . . . . . . . . . . . .     $ 7,853,487  $ 7,734,904
    Investment income, less related expenses. . .         627,513      608,610
    Realized gains (losses) on investments. . . .            (515)       8,784
    Other income. . . . . . . . . . . . . . . . .         149,917      138,375
                                                        ----------  ----------
            Total revenues. . . . . . . . . . . .       8,630,402    8,490,673
                                                        ----------  ----------

Losses and expenses:
    Losses and loss adjustment expenses incurred.       5,533,708    4,844,414
    Policy acquisition costs. . . . . . . . . . .       1,415,678    1,349,882
    Interest expense. . . . . . . . . . . . . . .          28,129       40,376
    Other operating expenses. . . . . . . . . . .       1,203,404    1,102,873
                                                        ----------  ----------

            Total losses and expenses . . . . . .       8,180,919    7,337,545
                                                        ----------  ----------

            Income before income taxes. . . . . .         449,483    1,153,128

Income tax expense. . . . . . . . . . . . . . . .         127,000      356,000
                                                        ----------  ----------

            Net income. . . . . . . . . . . . . .     $   322,483  $   797,128
                                                        ----------  ----------
                                                        ----------  ----------

Weighted average common and common equivalent shares
     outstanding. . . . . . . . . . . . . . . . .       1,753,765    1,670,426
                                                        ----------  ----------

Earnings per common share . . . . . . . . . . . .     $       .13  $       .43
                                                        ----------  ----------
                                                        ----------  ----------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows

                                                              (Unaudited)
                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------  ----------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . .     $   322,483  $   797,128
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Change in:
           Insurance premiums receivable. . . . .          36,411      (58,734)
           Reinsurance recoverable. . . . . . . .         260,115     (468,641)
           Due from Citizens Mutual . . . . . . .         167,718     (534,550)
           Prepaid reinsurance premiums . . . . .         418,747      111,662
           Deferred policy acquisition costs. . .        (135,904)      33,731
           Deferred income taxes. . . . . . . . .          74,000      (36,000)
           Reserves for losses and loss
             adjustment expense . . . . . . . . .        (581,589)     964,939
           Unearned premiums. . . . . . . . . . .        (193,244)    (387,470)
           Income tax payable . . . . . . . . . .           3,000      146,000
           Other liabilities. . . . . . . . . . .        (736,640)    (299,055)
        Depreciation and amortization . . . . . .          64,937       40,913
        Realized gains. . . . . . . . . . . . . .             515       (8,784)
        Other, net. . . . . . . . . . . . . . . .         (67,765)     (31,537)
                                                        ----------  ----------
           Net cash provided by (used in)
            operating activities. . . . . . . . .        (367,216)     269,602
                                                        ----------  ----------
Cash flows from investing activities:
   Proceeds from fixed maturities called or matured       477,096    1,017,967
   Proceeds from fixed maturities sold. . . . . .         500,000      364,243
   Cost of fixed maturities acquired. . . . . . .      (1,627,285)  (1,627,743)
   Cost of equity securities acquired . . . . . .           -          (10,563)
   Cost of equipment acquired . . . . . . . . . .          (3,496)     (37,807)
   Change in payable to investment broker . . . .           -         (278,752)
                                                        ----------  ----------
           Net cash used in investing activities.        (653,685)    (572,655)
                                                        ----------  ----------
Cash flows from financing activities:
   Exercise of common stock options . . . . . . .          97,712        -
   Repayment of bank loan . . . . . . . . . . . .        (100,000)    (100,000)
   Series A preferred stock dividends . . . . . .         (86,953)     (86,953)
                                                        ----------  ----------
           Net cash used in financing activities.         (89,241)    (186,953)
                                                        ----------  ----------
Net decrease in cash and short-term investments .      (1,110,142)    (490,006)
Cash and short-term investments
 at beginning of period . . . . . . . . . . . . .       2,753,621    2,721,351
                                                        ----------  ----------
Cash and short-term investments at end of period.     $ 1,643,479  $ 2,231,345
                                                        ----------  ----------
                                                        ----------  ----------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                     Consolidated Statements of Changes in Equity


                                                       (Unaudited)
                                                          Three
                                                      months ended   Year ended
                                                        March 31,    December 31,
                                                           1996          1995
                                                      ------------   ------------
Preferred stock, beginning of period. . . . . . .      $ 4,375,000    $ 4,375,000
   Issuance of 7.95% Series A . . . . . . . . . .            -             -

      Preferred stock, end of period. . . . . . .        4,375,000      4,375,000
                                                      ------------   ------------


Common stock, beginning of period . . . . . . . .           16,616         16,616
                                                      ------------   ------------
   Exercise of common stock options . . . . . . .              300         -

      Common stock, end of period . . . . . . . .           16,916         16,616


Additional paid-in capital, beginning of period .        5,097,360      5,097,360
   Exercise of common stock options . . . . . . .           97,412         -
                                                      ------------   ------------

      Additional paid-in capital, end of period .        5,194,772      5,097,360
                                                      ------------   ------------

Unearned compensation, beginning of period. . . .         (329,999)      (509,999)
   ESOP principal payments. . . . . . . . . . . .           45,000        180,000
                                                      ------------   ------------

      Unearned compensation, end of period. . . .         (329,999)      (509,999)
                                                      ------------   ------------


Unrealized appreciation (depreciation),
   beginning of period. . . . . . . . . . . . . .          652,558     (1,492,563)
  Change in unrealized appreciation (depreciation),
      net of taxes. . . . . . . . . . . . . . . .         (564,938)     2,145,121
                                                      ------------   ------------

      Unrealized appreciation, end of period. . .           87,620        652,558
                                                      ------------   ------------


Retained earnings, beginning of period. . . . . .        7,155,375      6,062,664
   Net income . . . . . . . . . . . . . . . . . .          322,483      1,440,523
   Series A preferred stock dividend. . . . . . .          (86,953)      (347,812)
                                                      ------------   ------------

      Retained earnings, end of period. . . . . .        7,390,905      7,155,375
                                                      ------------   ------------

      Total shareholders' equity. . . . . . . . .      $16,780,214    $16,966,910
                                                      ------------   ------------
                                                      ------------   ------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                      Notes To Consolidated Financial Statements

                                      Unaudited
                               March 31, 1996 and 1995

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

The Consolidated Balance Sheet as of March 31, 1996, the related Consolidated Statements of Income and Cash Flows for the three months ended March 31, 1996 and 1995, and the Consolidated Statement of Changes in Equity for the three months ended March 31, 1996, are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of such financial statements have been included. The operating results for the period are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements and notes should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Effective March 20, 1996, the Company and Citizens Security Mutual Insurance Company ("Citizens Mutual") entered into an Acquisition and Affiliation Agreement (the "Meridian Acquisition Agreement") with Meridian Insurance Group, Inc. ("Meridian") providing for the acquisition of the Company by Meridian (the "Meridian Acquisition") and the affiliation of Citizens Mutual and Meridian. Pursuant to the Meridian Acquisition Agreement, a direct or indirect wholly-owned subsidiary of Meridian would be merged with and into the Company, with the result that the Company would become a wholly-owned subsidiary of Meridian or a Meridian subsidiary. In the Meridian Acquisition, each holder of shares of Common Stock of the Company would receive approximately $12.50 per share of Common Stock in cash (an aggregate of approximately $25.0 million), and Citizens Mutual, as the sole holder of shares of the Company's 7.95% Series A Preferred Stock (the "Preferred Stock"), would receive approximately $3.50 per share of Preferred Stock in cash (an aggregate of approximately $4.4 million).

In connection with the Meridian Acquisition, Meridian would assume control of the Citizens Mutual Board of Directors. In addition, Citizens Mutual, Citizens Fund, ICO and the insurance companies affiliated with Meridian would enter into a new reinsurance pooling arrangement under which they would combine all of their respective insurance business.

The Meridian Acquisition is conditioned upon approval by the holders of the Common Stock of the Company, Citizens Mutual, as the sole shareholder of the Preferred Stock, the policyholders of Citizens Mutual, and insurance company regulatory authorities in Minnesota, Ohio and Indiana, and subject to certain other conditions.

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements - Continued

(2)  EARNINGS PER COMMON SHARE
Earnings per common share are calculated based on the weighted average number of common and common equivalent shares outstanding and after net income is reduced by dividends on the Company's Series A preferred stock. Declared preferred stock dividends were $86,953 for the quarters ended March 31, 1996 and 1995.

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

Realized gains (losses) on investments were as follows:


                                                          Three months ended
                                                                March 31,
                                                       ------------------------
                                                          1996          1995
                                                      ----------    ----------
Fixed maturities. . . . . . . . . . . . . . . . .    $      (515)  $     8,784
                                                       ----------   ----------

    Realized gains (losses) on investments. . . .    $      (515)  $     8,784
                                                       ----------   ----------
                                                       ----------   ----------

The unrealized appreciation (depreciation) for the three months ended 1996 and 1995 is summarized as follows:

                                                          1996          1995
                                                       ----------   ----------
Equity securities . . . . . . . . . . . . . . . .    $    (9,808)  $     1,527
Fixed maturities. . . . . . . . . . . . . . . . .       (847,130)    1,139,662
                                                       ----------   ----------
    Unrealized appreciation (depreciation)
     for the three months ended . . . . . . . . .    $  (856,938)  $ 1,141,189
                                                       ----------   ----------
                                                       ----------   ----------


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


                                                            Three months ended
                                                                  March 31,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     --------
STATEMENTS OF OPERATIONS
Income tax attributable to operations . . . . . .     $  127,000     $ 356,000

SHAREHOLDERS' EQUITY
Income tax attributable to unrealized
   appreciation (depreciation) of investments . .       (292,000)      388,000
                                                        ---------     --------
 . . . . . . . . . . . . . . . . . . . . . . . . .     $ (165,000)     $ 744,000
                                                        ---------     --------
                                                        ---------     --------

The components of income tax expense related to the income before cumulative effect of accounting change are as follows:

                                                            Three months ended
                                                                  March 31,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     --------
Federal current . . . . . . . . . . . . . . . . .      $  51,000     $ 381,000
Federal deferred. . . . . . . . . . . . . . . . .         74,000       (36,000)
State . . . . . . . . . . . . . . . . . . . . . .          2,000        11,000
                                                        ---------     --------
   Total income tax expense . . . . . . . . . . .      $ 127,000     $ 356,000
                                                        ---------     --------
                                                        ---------     --------


Federal income tax expense is less than the U. S. Federal income tax rate of 34 percent applied to income before income taxes. The reasons for this difference and the related tax effects are as follows:

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements - Continued

                                                            Three months ended
                                                                 March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------   ----------
Tax expense calculated at the Federal rate. . . .    $   152,824   $   392,064
Reduction attributable to nontaxable investment income
     (municipal bond interest and domestic dividends)    (30,097)      (38,560)
State tax expense . . . . . . . . . . . . . . . .          1,320         7,260
Other . . . . . . . . . . . . . . . . . . . . . .          2,953        (4,764)
                                                       ----------   ----------
     Total income tax expense . . . . . . . . . .    $   127,000   $   356,000
                                                       ----------   ----------
                                                       ----------   ----------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                       March 31,  December 31,
                                                          1996         1995
                                                       ----------   ----------
DEFERRED TAX ASSETS
Loss reserves . . . . . . . . . . . . . . . . . .    $ 1,052,828   $ 1,108,125
Unearned premium reserves . . . . . . . . . . . .        983,421       968,087
Other . . . . . . . . . . . . . . . . . . . . . .         12,751        10,788
                                                       ----------   ----------
    Total gross deferred tax assets . . . . . . .      2,049,000     2,087,000
                                                       ----------   ----------

DEFERRED TAX LIABILITIES
Deferred acquisition costs. . . . . . . . . . . .        871,530       825,322
Excess of cost over net assets acquired . . . . .         90,485       101,464
Unrealized appreciation of investments. . . . . .         45,091       366,450
Prepaid expenses. . . . . . . . . . . . . . . . .         35,440        37,279
Other . . . . . . . . . . . . . . . . . . . . . .         43,454        41,485
                                                       ----------   ----------
    Total gross deferred tax liabilities. . . . .      1,086,000     1,342,000
                                                       ----------   ----------
    Net deferred income tax assets. . . . . . . .    $   963,000   $   745,000
                                                       ----------   ----------
                                                       ----------   ----------


The Company has determined it is not necessary to establish a valuation allowance for the deferred tax asset as it is more likely than not the deferred tax asset will be realized principally through future reversal of existing taxable temporary differences and future taxable income.

Income tax payments totaled $50,000 and $245,000 in the first three months of 1996 and 1995, respectively.

(5)  PROPERTY-LIABILITY REINSURANCE AND RELATED RESERVES

Ceded reinsurance involves having other insurance companies agree to share certain risks with the Company. The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept. Reinsurance may be on an individual policy basis or to protect against catastrophic losses.

The Company expects the companies with whom reinsurance is placed to honor their obligations to the Company. In the event these companies are unable to honor their obligations, the

                    CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements - Continued


Company will pay these amounts. As of December 31, 1995, approximately 74 percent of the Company's prepaid reinsurance premiums was with Mutual Reinsurance Bureau ("MRB"). All business written with MRB is automatically assumed on an equal and joint basis by its six owner/assuming companies. The six companies are rated from "A" to "A++" by A.M. Best Company. As of December 31, 1995, approximately 54 percent of the Company's total reinsurance recoverable was with Swiss Reinsurance America Corporation, formerly known as North American Reinsurance Corporation. Swiss Reinsurance America Corporation is rated "A" by A.M. Best Company and "AAA" by Standard and Poor's for its property/liability claims-paying ability.

In 1994, the Company received refunds of $592,398 of excess ceded reinsurance premiums from the Minnesota Workers' Compensation Reinsurance Association. These refunds were required to be distributed to certain workers' compensation policyholders under legislation passed by the State of Minnesota in 1992. This legislation was challenged by a group of insurers and on January 31, 1995 the U.S. Court of Appeals for the Eighth Circuit upheld a lower court ruling that found the legislation to be unconstitutional. At December 31, 1994 the Company recorded the refund as a reduction of ceded written premium and ceded unearned premium, with no effect on earned premium.
 The Company recorded these refunds as premiums earned in 1995.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is reflected in the following table.


                                                            Three months ended
                                                                  March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------   ----------
Premiums written:
   Direct . . . . . . . . . . . . . . . . . . . .    $ 9,200,990   $ 8,859,719
   Ceded. . . . . . . . . . . . . . . . . . . . .      1,122,000     1,400,623
                                                       ----------   ----------
        Net premiums written. . . . . . . . . . .    $ 8,078,990   $ 7,459,096
                                                       ----------   ----------
                                                       ----------   ----------
Premiums earned:
   Direct . . . . . . . . . . . . . . . . . . . .    $ 9,394,235   $ 8,654,791
   Ceded. . . . . . . . . . . . . . . . . . . . .      1,540,748       919,887
                                                       ----------   ----------
        Net premiums earned . . . . . . . . . . .    $ 7,853,487   $ 7,734,904
                                                       ----------   ----------
                                                       ----------   ----------

Insurance losses and loss adjustment expenses:
   Direct . . . . . . . . . . . . . . . . . . . .    $ 6,439,549    $5,796,932
   Ceded. . . . . . . . . . . . . . . . . . . . .        905,841       952,518
                                                       ----------   ----------
        Net insurance losses and loss adjustment
         expenses . . . . . . . . . . . . . . . .    $ 5,533,708    $4,844,414
                                                       ----------   ----------
                                                       ----------   ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated financial statements and the related notes should be read in conjunction with the following discussion, since they contain important information for evaluation of the Company's financial condition and operating results.


RESULTS OF OPERATIONS

Direct premiums written increased 3.9 percent in the first quarter of 1996 over the first quarter of 1995. Premiums earned increased 1.5 percent in the first quarter of 1996 over the first quarter of 1995. The 1995 earned premiums were positively affected by a $592,398 refund of excess ceded premiums received from the Minnesota Workers' Compensation Reinsurance Association ("MWCRA").

Net investment income was $627,513 for the first quarter of 1996 compared to $608,610 for the first quarter of 1995, due mainly to an increase in invested assets. The Company experienced a realized loss on investments of $515 in 1996 compared with a realized gain of $8,784 in 1995.

The Company's loss ratio (loss and loss adjustment expenses incurred to premiums earned) was 70.5 percent in the first quarter of 1996 compared to 62.6 percent in the first quarter of 1995. The Company experienced a 23.5 percent increase in the number of claims for the three months ended March 31, 1996 compared to the first three months of 1995. First quarter 1996 claims were at a higher level primarily because of weather related losses.

Effective January 1, 1996, Citizens Fund, ICO and Citizens Mutual entered into an aggregate excess of loss contract which reinsures losses and allocated loss adjusting expenses in excess of 62% in any accident year. The reinsurer's obligation is limited to 5% of accident year subject net earned premium. Losses and allocated adjusting expenses in excess of 67% are retained by Citizens Fund, ICO and Citizens Mutual. In the first quarter of 1996, the Company's loss ratio was positively affected by the 5% benefit of the excess of loss contract.

The Company's expense ratio (total operating expenses to premiums earned) for the first quarter of 1996 was 33.7 percent as compared to 32.2 percent for the first quarter of 1995.

Net income for the 1996 period was $322,483, or $.13 per common share, as compared to $797,128, or $.43 per common share, in the same period in 1995. The MWCRA refund, in addition to accrued interest income associated with such refund, accounted for net income of approximately $410,000, or $.25 per common share, in the first quarter of 1995.

The Company's results of operations are affected by seasonal weather variations. Accordingly, results reflected for any interim period are not necessarily indicative of those to be expected for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for the Citizens Fund and ICO are funds generated from insurance premiums and net investment income. The Company's subsidiaries' funds are generally invested in investment securities. At March 31, 1996, the Company and its subsidiaries held cash and short-term investments of $1,643,479. Management believes these funds provide adequate liquidity for the payment of claims and other short-term cash needs of the subsidiaries.

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan from First Bank National Association, which has subsequently been purchased on November 9, 1995 by Goodhue County National Bank, Red Wing, Minnesota. The principal balance of the bank loan remaining to be paid as of March 31, 1996 was $899,000. The current interest rate is 8.75 percent, but the rate is variable and is tied to the prime rate. The Company agreed to certain restrictive covenants which limit the amount of subsequent indebtedness, capital expenditures and business acquisitions.

As a holding company, the Company depends on dividends from Citizens Fund and ICO and fees payable under a Capital Access Fee Agreement to provide funds for bank loan payments, Preferred Stock dividends and other operating expenses.

As of March 31, 1996, the Company had no material commitments for capital expenditures.

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.


    Exhibit
    Number                           Description
    ------       ---------------------------------------------------
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

                                       CITIZENS SECURITY GROUP INC.
                                                 (Registrant)

Date:  May 10, 1996                      By:
                                            -----------------------------
                                            Scott S. Broughton
                                            President, Chief
                                            Operating Officer (duly
                                            authorized officer) and
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)

                                    EXHIBIT  INDEX

                                                                         Page
Exhibit         Description                                             Number
- -------  -----------------------------------------------------          ------

(27)     Financial Data Schedule