Form 10-Q
period 1996-06-30
CITIZENS SECURITY GROUP INC /MN/
filed 1996-08-13
CIK 802971

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 31, 1996, was 1,996,585.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

               CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets

                                                          (Unaudited)
                                                            June 30,         December 31,
                          ASSETS                              1996               1995
                                                          ------------       ------------
Investments:
   Fixed maturities, at market (amortized cost of
    $36,300,157 and $36,174,613, respectively) . . . . .   $36,697,852        $37,022,064
   Equity securities, at market (cost of $648,747 and
     $649,278, respectively) . . . . . . . . . . . . . .       769,016            791,385
   Short-term investments. . . . . . . . . . . . . . . .     2,540,386          1,462,448
                                                           -----------        -----------
         Total investments . . . . . . . . . . . . . . .    40,007,254         39,275,897
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .      (776,585)         1,291,173
Receivables:
   Insurance premiums receivable . . . . . . . . . . . .     9,184,516          8,322,717
   Reinsurance recoverable . . . . . . . . . . . . . . .     5,179,868          5,214,073
                                                           -----------        -----------
         Total receivables . . . . . . . . . . . . . . .    14,364,384         13,536,790
Deferred policy acquisition costs. . . . . . . . . . . .     2,671,280          2,427,418
Prepaid reinsurance premiums . . . . . . . . . . . . . .     2,052,569          2,395,744
Deferred tax asset . . . . . . . . . . . . . . . . . . .       954,000            745,000
Current income tax receivable. . . . . . . . . . . . . .       326,577               -
Accrued investment income. . . . . . . . . . . . . . . .       619,744            573,303
Equipment, at cost less accumulated depreciation . . . .       459,408            594,525
Excess of cost over net assets acquired. . . . . . . . .       239,273            309,297
Other assets . . . . . . . . . . . . . . . . . . . . . .       176,293            141,896
                                                           -----------        -----------
         Total assets . . . . . . . . . . . .              $61,094,197        $61,291,043
                                                           -----------        -----------
                                                           -----------        -----------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses. . .   $24,443,806        $24,012,866
   Unearned premiums . . . . . . . . . . . . . . . . . .    17,461,074         16,632,332
   Bank loan payable . . . . . . . . . . . . . . . . . .       799,000            999,000
   Unearned compensation . . . . . . . . . . . . . . . .       239,999            329,999
   Due to Citizens Mutual. . . . . . . . . . . . . . . .        84,933             76,616
   Current income taxes payable. . . . . . . . . . . . .          -                90,423
   Other liabilities . . . . . . . . . . . . . . . . . .     1,685,711          2,182,897
                                                           -----------        -----------
         Total liabilities . . . . . . . . . . . . . . .    44,714,523         44,324,133
                                                           -----------        -----------
Shareholders' equity:
   Preferred stock, $.01 par value; 7.95% Series A;
      1,250,000 shares authorized, issued and
      outstanding. . . . . . . . . . . . . . . . . . . .     4,375,000          4,375,000
   Common stock, $.01 par value; 10,000,000 shares authorized;
      1,701,585 and 1,661,585 shares issued and outstanding,
      respectively . . . . . . . . . . . . . . . . . . .        17,016             16,616
   Additional paid-in capital. . . . . . . . . . . . . .     5,230,972          5,097,360
   Unearned compensation . . . . . . . . . . . . . . . .      (239,999)          (329,999)
   Unrealized appreciation of investments in fixed
       maturities and equity securities, net of related
       taxes . . . . . . . . . . . . . . . . . . . . . .       341,964            652,558
   Retained earnings . . . . . . . . . . . . . . . . . .     6,654,721          7,155,375
                                                           -----------        -----------
         Total shareholders' equity. . . . . . . . . . .    16,379,674         16,966,910
                                                           -----------        -----------
         Total liabilities and shareholders' equity. . .   $61,094,197        $61,291,043
                                                           -----------        -----------
                                                           -----------        -----------

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Operation
                                  (Unaudited)


                                          Three months ended              Six months ended
                                               June 30,                        June 30,
                                      ------------------------        ------------------------
                                         1996          1995             1996           1995
                                      -----------   ----------        ----------    -----------
Revenues:
    Premiums earned . . . . . . . . .  $8,043,316   $7,378,481        15,896,803    $15,113,385
    Investment income, less related
       expenses . . . . . . .             622,877      606,629         1,250,390      1,215,239
    Realized gains on investments . .       5,513       37,649             4,998         46,433
    Other income. . . . . . .             155,080      138,198           304,997        276,573
                                       ----------    ---------        ----------     ----------
            Total revenues. . . . . .   8,826,786    8,160,957        17,457,188     16,651,630
                                       ----------    ---------        ----------     ----------

Losses and expenses:
    Losses and loss adjustment
       expenses incurred. . . . . . .   6,884,626    5,169,615        12,418,334     10,014,029
    Policy acquisition costs. . . . .   1,527,626    1,347,552         2,943,304      2,697,434
    Interest expense. . . . . . . . .      25,035       49,206            53,164         89,582
    Other operating expenses. . . . .   1,416,732    1,293,362         2,620,134      2,396,235
                                       ----------    ---------        ----------     ----------

            Total losses and expenses   9,854,019    7,859,735        18,034,936     15,197,280
                                       ----------    ---------        ----------     ----------
            Income (loss) before
              income taxes. . . . . .  (1,027,233)     301,222          (577,748)     1,454,350

Income tax expense (benefit). . . . .    (378,000)      87,000          (251,000)       443,000
                                       ----------    ---------        ----------     ----------
               Net income (loss). . .  $ (649,233)  $  214,222       $  (326,748)    $1,011,350
                                       ----------    ---------        ----------     ----------
                                       ----------    ---------        ----------     ----------
Weighted average common and common
   equivalent shares outstanding . . .  1,826,279    1,690,249         1,826,279      1,687,533
                                       ----------    ---------        ----------     ----------
Earnings (loss)  per common share. . . $     (.40)    $    .07       $      (.27)    $      .50
                                       ----------    ---------        ----------     ----------
                                       ----------    ---------        ----------     ----------



            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows


                                                          (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------     ----------
Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . .     $ (326,748)   $ 1,011,350
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activites:
        Change in:
           Insurance premiums receivable. . . . .       (861,799)      (949,346)
           Reinsurance recoverable. . . . . . . .        (37,752)    (1,282,814)
           Due from / payable to Citizens Mutual.          8,317       (332,331)
           Prepaid reinsurance premiums . . . . .        343,175          4,498
           Deferred policy acquisition costs. . .       (243,862)        (7,521)
           Deferred income taxes. . . . . . . . .        (48,000)      (192,000)
           Reserves for losses and loss adjustment
             expense. . . . . . . . . . . . . . .        430,941      2,001,611
           Unearned premiums. . . . . . . . . . .        828,742        349,594
           Income tax payable / receivable. . . .       (417,000)        35,000
           Other liabilities. . . . . . . . . . .       (425,229)      (518,614)
        Depreciation and amortization . . . . . .        242,402         98,082
        Realized gains. . . . . . . . . . . . . .         (4,998)       (46,433)
        Other, net. . . . . . . . . . . . . . . .       (144,446)       (39,570)
                                                      ----------      ---------
           Net cash provided by (used in)
             operating activities . . . . . . . .       (656,257)       131,506
                                                      ----------      ---------
Cash flows from investing activities:
   Proceeds from fixed maturities called or
     matured. . . . . . . . . . . . . . . . . . .      3,696,504      1,215,074
   Proceeds from fixed maturities sold. . . . . .        200,031      4,881,583
   Proceeds from equity securities. . . . . . . .            555           -
   Cost of fixed maturities acquired. . . . . . .     (3,956,916)    (6,523,769)
   Cost of equity securities acquired . . . . . .           -           (10,605)
   Cost of equipment acquired . . . . . . . . . .        (33,843)       (50,525)
                                                      ----------      ---------

           Net cash used in investing activities.        (93,669)      (488,242)
                                                      ----------      ---------
Cash flows from financing activities:
   Exercise of common stock options . . . . . . .        134,012           -
   Repayment of bank loan . . . . . . . . . . . .       (200,000)      (200,000)
   Series A preferred stock dividends . . . . . .       (173,906)      (173,906)
                                                      ----------      ---------
           Net cash used in financing activities.       (239,894)      (373,906)
                                                      ----------      ---------
Net increase (decrease) in cash and short-term
  investments . . . . . . . . . . . . . . . . . .       (989,820)      (730,642)
Cash and short-term investments at beginning of
  period. . . . . . . . . . . . . . . . . . . . .       2,753,621      2,721,351
                                                       ----------     ----------
Cash and short-term investments at end of period.      $1,763,801     $1,990,709
                                                      -----------     ----------



       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
               Consolidated Statements of Changes in Equity


                                                      (Unaudited)
                                                          Six
                                                      months ended      Year ended
                                                        June 30,        December 31,
                                                          1996              1995
                                                      ------------     ------------
Preferred stock, beginning of period. . . . .          $ 4,375,000     $  4,375,000
                                                       -----------     ------------
      Preferred stock, end of period. . . . .            4,375,000        4,375,000
                                                       -----------     ------------
Common stock, beginning of period . . . . . .               16,616           16,616
   Exercise of common stock options . . . . .                  400             -
                                                       -----------     ------------
    Common stock, end of period . . . . . . .               17,016           16,616
                                                       -----------     ------------
Additional paid-in capital, beginning of
  period. . . . . . . . . . . . . . . . . . .           5,097,360         5,097,360
   Exercise of common stock options . . . . .             133,612              -
                                                       -----------     ------------
     Additional paid-in capital, end of
       period . . . . . . . . . . . . . . . .           5,230,972         5,097,360
                                                       -----------     ------------
Unearned compensation, beginning of period. .            (329,999)         (509,999)
   ESOP principal payments. . . . . . . . . .              90,000           180,000
                                                       -----------     ------------
      Unearned compensation, end of period. .            (239,999)         (329,999)
                                                       -----------     ------------
Unrealized appreciation (depreciation),
  beginning of period . . . . . . . . . . . .             652,558        (1,492,563)
 Change in unrealized appreciation
   (depreciation), net of taxes . . . . . . .            (310,594)        2,145,121
                                                       -----------     ------------
      Unrealized appreciation, end of period.             341,964           652,558
                                                       -----------     ------------
Retained earnings, beginning of period. . . .           7,155,375         6,062,664
   Net income (loss). . . . . . . . . . . . .            (326,748)        1,440,523
   Series A preferred stock dividend. . . . .            (173,906)         (347,812)
                                                       -----------     ------------
      Retained earnings, end of period. . . .           6,654,721         7,155,375
                                                       -----------     ------------
      Total shareholders' equity. . . . . . .         $16,379,674       $16,966,910
                                                      ------------     ------------
                                                      ------------     ------------




              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements

                                 Unaudited
                          June 30, 1996 and 1995

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

The Consolidated Balance Sheet as of June 30, 1996, the related Consolidated Statements of Operation and Cash Flows for the three and six months ended June 30, 1996 and 1995, the Consolidated Statements of Changes in Equity for the six months ended June 30, 1996 are unaudited. In the opinion of management, all necessary adjustments for a fair presentation of such financial statements have been included. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements and notes should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

On July 31, 1996, the Company was acquired by Meridian Insurance Group, Inc. ("Meridian") (the "Meridian Acquisition"). In the Meridian Acquisition, each holder of shares of Common Stock of the Company received $12.50 per share of Common Stock in cash (an aggregate of approximately $25.0 million), and Citizens Security Mutual Insurance Company ("Citizens Mutual"), as the sole holder of shares of the Company's 7.95% Series A Preferred Stock (the "Preferred Stock"), received $3.50 per share of Preferred Stock in cash (an aggregate of approximately $4.4 million).

In connection with the Meridian Acquisition, Meridian assumed control of the Citizens Mutual Board of Directors. In addition, Citizens Mutual, Citizens Fund, ICO and the insurance companies affiliated with Meridian entered into a new reinsurance pooling arrangement under which they combined all of the respective insurance business.

(2)  EARNINGS PER COMMON SHARE

Earnings per common share are calculated based on the weighted average number of common and common equivalent shares outstanding and after net income is reduced by dividends on the Company's Series A preferred stock. Declared preferred stock dividends were $173,906 for the six months ended June 30, 1996 and 1995.

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

Realized gains on investments were as follows:

                            Three months ended             Six months ended
                                 June 30,                      June 30,
                            --------------------           -------------------
                              1996        1995              1996         1995
                            --------     -------           --------    --------
Fixed maturities. . . . .   $  5,513    $ 37,649           $  4,998    $ 46,433
                            --------    --------           --------    --------
  Realized gains on
   investments. . . . . .   $  5,513    $ 37,649           $  4,998    $ 46,433
                            --------    --------           --------    --------
                            --------    --------           --------    --------

Change in unrealized appreciation (depreciation) is summarized as follows:

                            Three months ended               Six months ended
                                 June 30,                         June 30,
                            ---------------------          --------------------
                              1996         1995               1996      1995
                            --------     --------          ---------  ---------
Equity securities . . . .   $(12,030)  $   16,592         $ (21,838) $   18,119
Fixed maturities. . . . .    397,374    1,182,830          (449,756)  2,322,492
                            --------   ----------         ---------  ----------
  Total change in
    unrealized
    appreciation
    (depreciation). . . .   $385,344   $1,199,422         $(471,594) $2,340,611
                            --------   ----------         ---------  ----------
                            --------   ----------         ---------  ----------

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



                                                Three months ended               Six months ended
                                                      June 30,                         June 30,
                                               ----------------------          --------------------
                                                  1996         1995               1996       1995
                                               ---------     --------          ---------   --------
Statements of Operation
Income tax attributable to operations . . . .  $(378,000)     $87,000         $(251,000)   $443,000

Shareholders' Equity
Income tax attributable to unrealized
    appreciation (depreciation)
    of investments. . . . . . . . . . . . . .    131,000      407,000          (161,000)    795,000
                                               ---------     --------         ---------    --------
                                               $(247,000)    $494,000        $ (412,000)  $1,238,000
                                               ---------     --------         ---------    --------
                                               ---------     --------         ---------    --------

The components of income tax expense (benefit) related to the operations are as follows:



                                                Three months ended               Six months ended
                                                      June 30,                         June 30,
                                               ----------------------          --------------------
                                                  1996        1995               1996       1995
                                               ---------    --------          ---------   --------
Federal current . . . . . . . . . . . . . . . $(255,000)    $232,000          $(204,000)  $ 613,000
Federal deferred. . . . . . . . . . . . . . .  (123,000)    (156,000)           (49,000)   (192,000)
State . . . . . . . . . . . . . . . . . . . .      -          11,000              2,000      22,000
                                              ---------    ---------           --------   ---------
    Total income tax expense (benefit). . . .  (378,000)    $ 87,000          $(251,000)   $443,000
                                              ---------    ---------           --------   ---------
                                              ---------    ---------           --------   ---------

Federal income tax expense (benefit) is less than the U.S. Federal income tax rate of 34 percent applied to income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:



                                                Three months ended               Six months ended
                                                      June 30,                         June 30,
                                               ----------------------          --------------------
                                                  1996        1995               1996       1995
                                               ---------    ---------          ---------   --------
Tax expense (benefit) calculated
    at the Federal rate . . . . . . . . . .    $(349,259)    $102,415          $(196,434)  $494,479
Reduction attributable to nontaxable
    investment income (municipal bond
    interest and domestic dividends)             (32,697)     (32,538)           (62,794)   (71,098)
State tax expense . . . . . . . . . . . . .         -           7,260              1,320     14,520
Other . . . . . . . . . . . . . . . . . . .        3,956        9,863              6,908      5,099
                                               ---------      --------         ---------   --------
Total income tax expense (benefit). . . . .    $(378,000)     $ 87,000         $(251,000)  $443,000
                                               ---------      --------         ---------   --------
                                               ---------      --------         ---------   --------

               CITIZENS SECURITY GROUP INC. AND SUBSIDIARIES
         Notes To Consolidated Financial Statements - Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                               June 30,     December 31,
                                                 1996          1995
                                             ----------     ------------
DEFERRED TAX ASSETS
Loss reserves . . . . . . . . . . . . . .    $1,136,457    $  1,108,125
Unearned premium reserves . . . . . . . .     1,047,778         968,087
Other . . . . . . . . . . . . . . . . . .        12,765          10,788
                                             ----------    ------------
   Total gross deferred tax assets. . . .     2,197,000       2,087,000
                                             ----------    ------------
DEFERRED TAX LIABILITIES
Deferred acquisition costs. . . . . . . .       908,236         825,322
Excess of cost over net assets acquired .        79,505         101,464
Unrealized appreciation of investments. .       176,108         336,450
Prepaid expenses. . . . . . . . . . . . .        35,121          37,279
Other . . . . . . . . . . . . . . . . . .        44,030          41,485
                                             ----------    ------------
   Total gross deferred tax liabilities .     1,243,000       1,342,000
                                             ----------    ------------
   Net deferred tax assets. . . . . . . .   $   954,000      $  745,000
                                             ----------    ------------
                                             ----------    ------------

The Company has determined it is not necessary to establish a valuation allowance for the deferred tax asset as it is more likely than not the deferred tax asset will be realized principally through future reversal of existing taxable temporary differences and future taxable income.

Income tax payments totaled $215,000 and $600,000 in the first six months of 1996 and 1995, respectively.

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

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:




                                                Three months ended          Six months ended
                                                      June 30,                   June 30,
                                               ----------------------     -----------------------
                                                  1996        1995           1996          1995
                                               ---------    ---------     ---------      --------
Premiums written:
   Direct . . . . . . . . . . . . . . . . .  $10,682,059   $9,660,377   $19,883,049   $18,520,096
   Ceded. . . . . . . . . . . . . . . . . .    1,692,329    1,651,996     2,814,329     3,052,619
                                             -----------   ----------   -----------   -----------
       Net premiums written . . . . . . . .  $ 8,989,730   $8,008,381   $17,068,720   $15,467,477
                                             -----------   ----------   -----------   -----------
                                             -----------   ----------   -----------   -----------


Premiums earned:
   Direct . . . . . . . . . . . . . . . . .  $ 9,660,072   $8,923,313   $19,054,307   $17,578,104
   Ceded. . . . . . . . . . . . . . . . . .    1,616,756    1,544,832     3,157,504     2,464,719
                                             -----------   ----------   -----------   -----------
       Net premiums earned. . . . . . . . .  $ 8,043,316   $7,378,481   $15,896,803   $15,113,385
                                             -----------   ----------   -----------   -----------
                                             -----------   ----------   -----------   -----------
Losses and loss
adjustment expenses:
   Direct . . . . . . . . . . . . . . . . .  $ 9,221,844   $6,505,713   $15,661,393   $12,302,645
   Ceded. . . . . . . . . . . . . . . . . .    2,337,218    1,336,098     3,243,059     2,288,616
                                             -----------   ----------   -----------   -----------
       Net losses and
        loss adjustment expenses. . . . . .  $ 6,884,626   $5,169,615   $12,418,334   $10,014,029
                                             -----------   ----------   -----------   -----------
                                             -----------   ----------   -----------   -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements and the related notes should be read in conjunction with the following discussion, since they contain important information for evaluation of the Company's financial condition and operating results.

RESULTS OF OPERATIONS

Direct premiums written increased 9.6 percent and 10.3 percent in 1996 over 1995 for the three and six month periods ended June 30, respectively. Premiums earned for the three and six month periods rose 10.0 percent and
15.0 percent, respectively, over the comparable 1995 amounts. The 1995 earned premiums were positively affected by a $592,398 refund of excess ceded premiums received from the Minnesota Workers' Compensation Reinsurance Association ("MWCRA").

Net investment income was $622,877 for the second quarter of 1996 compared to $606,629 for the second quarter of 1995. For the first six months of 1996, net investment income was $1,250,390 compared to $1,215,239 in 1995. Such increases over 1995 results were primarily a result of an increase in invested assets. The Company experienced a realized gain on investments of $5,513 in the second quarter of 1996 compared to $37,649 in the same period in 1995. For the first six months of 1996, realized gains on investments were $4,998 compared to $46,433 in 1995.

The Company's loss ratio (loss and loss adjustment expenses incurred to premiums earned) was 85.6 percent for the second quarter of 1996 compared to
70.1 percent in the second quarter of 1995.  The Company experienced an
increase in the severity of claims during 1996.   For the six months ended
June 30, 1996, the loss ratio was 78.1 percent compared to 66.3 percent for the same period in 1996.

Effective January 1, 1996, Citizens Fund, ICO and Citizens Mutual entered into an aggregate excess of loss contract which reinsures losses and allocated loss adjusting expenses in excess of 62 percent in any accident year. The reinsurer's obligation is limited to 5 percent of accident year subject net earned premium. Losses and allocated adjusting expenses in excess of 67 percent are retained by Citizens Fund, ICO and Citizens Mutual. In 1996, the Company's loss ratio was positively effected by the 5 percent benefit of the excess of loss contract.

The Company's expense ratio (total operating expenses to premiums earned) for the second quarter of 1996 was 36.9 percent as compared to 36.5 percent for the second quarter of 1995. The expense ratio for the six months ended June 30, 1996 increased 1 percentage point as compared to the same period a year ago.

For the second quarter of 1996, the Company experienced a net loss of $649,233, or a loss of $.40 per common share, compared to net income of $214,222, or $.07 per common share, for the second quarter of 1995. For the first six months of 1996, the net loss was $326,748, or $.27 per common share, versus net income of $1,011,350, or $.50 per common share, for the same period in 1995. The MWCRA refund, in addition to accrued interest income associated with such refund, accounted for net income of approximately $410,000, or $.25 per common share, in the first quarter of 1995.

The Company's results of operations are affected by seasonal weather variations. Accordingly, results reflected for any interim period are not necessarily indicative of those to be expected for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for Citizens Fund and ICO are funds generated from insurance premiums and net investment income. The Company's subsidiaries' funds are generally invested in fixed maturity securities. At June 30, 1996, the Company and its subsidiaries held cash and short-term investments of $1,763,801. Management believes that these funds provide adequate liquidity for the payment of claims and other short-term cash needs.

On November 3, 1989, the Company obtained a $6,000,000, seven-year bank loan from First Bank National Association, which has subsequently been purchased on November 9, 1995 by Goodhue County National Bank, Red Wing, Minnesota. The principal balance of the bank loan remaining to be paid as of June 30, 1996 was $799,000. The current interest rate is 8.75 percent, but the rate is variable and is tied to the prime rate. The Company agreed to certain restrictive covenants which limit the amount of subsequent indebtedness, capital expenditures and business acquisitions.

As a holding company, the Company depends on dividends from Citizens Fund and ICO and fees payable under a Capital Access Fee Agreement to provide funds for bank loan payments, Preferred Stock dividends and other operating expenses.

As of June 30, 1996, the Company had no material commitments for capital expenditures.

On February 8, 1996, the Company announced that the Company and Citizens Mutual entered into an Acquisition and Affiliation Agreement with Meridian providing for the acquisition of the Company by Meridian and the affiliation of Citizens Mutual and Merdian. A definitive acquisition agreement was executed effective March 20, 1996 and the subsequent transactions were closed on July 31, 1996.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special meeting of shareholders on July 31, 1996. A proposal to approve and adopt an Acquisition and Affiliation Agreement, dated as of March 20, 1996, by and among the Company, Citizens Mutual and Meridian, and the related Plan of Merger was submitted to a vote of security holders. Of the 1,223,808 shares represented at the meeting, 1,220,865 shares were voted in favor of the proposal, 2,507 shares were voted against the proposal, and 438 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    Exhibit

    Number                      Description
    ------           ---------------------------------------
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

                                       CITIZENS SECURITY GROUP INC.
                                                (Registrant)

Date:    July 31, 1996                 By:  /s/  Scott S. Broughton
                                            -------------------------------
                                            Scott S. Broughton
                                            President, Chief Operating
                                            Officer (duly authorized
                                            officer) and Chief Financial
                                            Officer (principal financial and
                                            accounting officer)

                               EXHIBIT INDEX

                                                             Page
Exhibit                     Description                      Number
- -------    --------------------------------------------      ------
 (27)      Financial Data Schedule